Form 10-Q
period 2026-07-03
Elmet Group Co.
filed 2026-08-13
CIK 2101698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number: 001-43245
The Elmet Group Co.
(Exact name of registrant as specified in its charter)

Delaware	33-1881598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Fore Street, Suite 301 Portland, Maine	04101
(Address of principal executive offices)	(Zip Code)
(207) 518-6791
(Registrant’s telephone number, including area code)
2 Portland Fish Pier, Suite 214
Portland, Maine
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ELMT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, there were 30,459,498 shares of common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Report, including, but not limited to, the following:
•our market opportunities and the potential growth of those markets;
•our strategy, expected outcomes, and growth prospects;
•trends in our operations, industry, and markets;
•our ability to execute our growth strategy and successfully acquire and integrate potential acquisition targets;
•our future profitability, indebtedness, liquidity, access to capital, and the terms of such capital, and financial condition;
•the amount of, and our ability to service, our current and future indebtedness;
•any inability to attract, train or retain employees with the requisite skills and experience;
•failure by us or our employees to obtain and maintain necessary security clearances or certifications;
•changes in U.S. government procurement, contract or other practices or the adoption by governments of new laws, rules, regulations and programs in a manner adverse to us;
•the termination or nonrenewal of our government contracts and subcontracts, particularly those contracts with the U.S. government and the Department of War (“DoW”);
•availability and volatility in the prices of raw materials and energy;
•our ability to remain in compliance with extensive laws and regulations that apply to our business and operations;
•the increased expenses associated with being a public company;
•changes in estimates used in recognizing revenue;
•internal system or service failures and security breaches, including cyber intrusions, ransom attacks or other information technology exposure;
•inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements or other unfavorable outcomes;
•the ability to maintain the listing of our common stock on Nasdaq;
•the future trading prices of our common stock; and
•other risks, uncertainties and factors set forth in this Report, including those set forth under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ii

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
iii

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
THE ELMET GROUP CO.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	July 3, 2026	December 31, 2025
Assets
Current Assets:
Cash	$66,122	$1,759
Marketable securities	4,923	202
Accounts receivable, net	34,483	28,904
Government grant receivables	232	1,690
Related party receivables	58	426
Unbilled revenue	564	2,621
Inventories, net	102,401	69,697
Income tax receivable	3,766	—
Prepaid expenses and other current assets	5,548	4,774
Total current assets	218,097	110,073
Property, plant and equipment, net	42,457	42,342
Operating lease right-of-use assets	11,777	10,586
Intangible assets, net	6,558	7,184
Goodwill	4,527	4,583
Deferred tax assets, net	88	—
Other assets	724	878
Total assets	$284,228	$175,646

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,390	$16,165
Accrued expenses and other current liabilities	17,417	13,659
Related party payables	190	—
Operating lease liabilities, current portion	956	875
Current portion of long-term debt – related party	—	2,319
Current portion of long-term debt	2,370	7,755
Deferred government grants	2,358	4,672
Deferred revenue	21,416	14,853
Total current liabilities	72,097	60,298
Operating lease liabilities, net of current portion	11,407	10,247
Long-term debt, net of current portion	8,108	28,455
Long-term debt, net of current portion – related party	—	15,000
Deferred tax liabilities, net	4,075	—
Other liabilities	998	1,189
Total liabilities	96,685	115,189

Commitments and Contingencies (Note 18)

Stockholders’ Equity:
Preferred Stock - $0.001 par value; 20,000,000 shares authorized as of July 3, 2026 and December 31, 2025. No shares issued and outstanding as of July 3, 2026 and December 31, 2025	—	—
Class A Common Stock – $0.001 par value; 0 and 500,000,000 shares authorized as of July 3, 2026 and December 31, 2025, respectively; 0 and 20,122,721 shares issued and outstanding as of July 3, 2026 and December 31, 2025, respectively	—	20
Class B Common Stock – $0.001 par value; 0 and 40,000,000 shares authorized as of July 3, 2026 and December 31, 2025, respectively; 0 and 466 shares issued and outstanding as of July 3, 2026 and December 31, 2025, respectively	—	—
Common Stock - $0.001 par value; 540,000,000 and 0 shares authorized as of July 3, 2026 and December 31, 2025, respectively; 30,459,498 and 0 shares issued and outstanding as of July 3, 2026 and December 31, 2025, respectively	30	—
Additional paid-in capital	147,058	15,366
Retained earnings	40,507	44,791
Accumulated other comprehensive (loss) income	(52)	280
Total stockholders’ equity	187,543	60,457
Total liabilities and stockholders’ equity	$284,228	$175,646
The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 30, 2025	July 3, 2026	June 30, 2025
Revenue	$66,401	$49,130	$122,408	$95,517
Cost of goods sold	49,791	38,983	93,950	76,759
Gross profit	16,610	10,147	28,458	18,758
Operating expenses:
General and administrative	17,780	4,016	24,848	7,275
Research and development	4,321	1,009	5,171	1,820
Sales and marketing	2,137	1,876	4,204	3,559
Total operating expenses	24,238	6,901	34,223	12,654
Operating (loss) income	(7,628)	3,246	(5,765)	6,104
Other expense (income), net:
Interest expense	127	793	740	1,303
Interest expense - related party	233	377	860	793
Change in fair value of derivative asset	881	—	(2,214)	—
(Gain) loss on remeasurement of the fair value of marketable securities	(445)	23	(1,081)	23
Other (income) expense, net	(186)	(77)	(204)	2
Total other expense (income), net	610	1,116	(1,899)	2,121
(Loss) income from continuing operations before taxes	(8,238)	2,130	(3,866)	3,983
Income tax (benefit) provision	(3,750)	—	960	—
(Loss) income from continuing operations	(4,488)	2,130	(4,826)	3,983
Loss from discontinued operations	—	$(890)	$—	$(1,546)
Net (loss) income	$(4,488)	$1,240	$(4,826)	$2,437

Net (loss) income per share:
Basic	$(0.16)	$0.06	$(0.20)	$0.12
Diluted	$(0.16)	$0.06	$(0.20)	$0.12
Weighted average shares outstanding
Basic	28,414,861	20,123,187	24,223,725	20,123,187
Diluted	28,414,861	20,268,282	24,223,725	20,196,135
The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 30, 2025	July 3, 2026	June 30, 2025
Net (loss) income	$(4,488)	$1,240	$(4,826)	$2,437
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36)	302	(332)	421
Total other comprehensive (loss) income	(36)	302	(332)	421
Comprehensive (loss) income	$(4,524)	$1,542	$(5,158)	$2,858

The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	20,122,721	$20	466	$—	—	—	$15,366	$44,791	$280	$60,457
Net loss	—	—	—	—	—	—	—	(338)	—	(338)
Spinoff of subsidiary in connection with Reorganization	—	—	—	—	—	—	—	542	—	542
Stock-based compensation	—	—	—	—	—	—	645	—	—	645
Currency translation adjustment	—	—	—	—	—	—	—	—	(296)	(296)
Balance as of April 3, 2026	20,122,721	$20	466	$—	—	$—	$16,011	$44,995	$(16)	$61,010
Net loss	—	—	—	—	—	—	—	(4,488)	—	(4,488)
Stock-based compensation	—	—	—	—	—	—	10,090	—	—	10,090
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	153,500	—	—	—	—	—
Issuance of common stock upon vesting of stock appreciation rights, net of shares withheld for taxes	—	—	—	—	326,135	—	(4,371)	—	—	(4,371)
Proceeds from initial public offering, net of issuance costs and underwriter fees	—	—		—	9,857,142	10	125,353	—	—	125,363
Conversion of Class A Common Stock to Common Stock in connection with initial public offering	(20,122,721)	(20)		—	20,122,721	20	—	—	—	—
Repurchase and cancellation of Class B Common Stock	—	—	(466)	—	—	—	(25)	—	—	(25)
Currency translation adjustment	—	—	—	—	—	—	—	—	(36)	(36)
Balance as of July 3, 2026	—	$—	—	$—	30,459,498	$30	$147,058	$40,507	$(52)	$187,543

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	20,122,721	$20	466	$—	—	$—	$13,915	$47,774	$(116)	$61,593
Income from continuing operations	—	—	—	—	—	—	—	1,853	—	1,853
Loss from discontinued operations	—	—	—	—	—	—	—	(656)	—	(656)
Stockholder distributions	—	—	—	—	—	—	—	(1,550)	—	(1,550)
Stockholder contribution – discontinued operations	—	—	—	—	—	—	100	—	—	100
Currency translation adjustment	—	—	—	—	—	—	—	—	119	119
Balance as of March 31, 2025	20,122,721	$20	466	$—	—	$—	$14,015	$47,421	$3	$61,459
Income from continuing operations	—	—	—	—	—	—	—	2,130	—	2,130
Loss from discontinued operations	—	—	—	—	—	—	—	(890)	—	(890)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Stockholder distributions	—	—		—	—	—	—	(5,283)	—	(5,283)
Currency translation adjustment	—	—		—	—	—	—	—	302	302
Balance as of June 30, 2025	20,122,721	$20	466	$—	—	$—	$14,398	$43,378	$305	$58,101
The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 3, 2026	June 30, 2025
Cash flows from operating activities:
Net (loss) income	$(4,826)	$2,437
Loss from discontinued operations	—	(1,546)
(Loss) income from continuing operations	(4,826)	3,983
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Deferred income taxes, net	3,987	—
Change in fair value of derivative asset	(2,214)	—
Depreciation and amortization	3,779	3,215
Stock-based compensation	10,735	383
Noncash operating lease expense	469	440
Noncash interest expense	17	14
Provision for excess and obsolete inventories	33	(1)
Change in fair value of interest rate collars	(56)	51
Unrealized (gain) loss on marketable securities	(1,081)	23
Change in operating assets and liabilities:
Accounts receivable	(5,588)	7,607
Unbilled revenue	2,057	(4,059)
Inventories	(32,763)	(10,780)
Related party receivables	291	—
Income tax receivable	(3,766)	—
Prepaid expenses and other current assets	(2,378)	(527)
Other assets	134	5
Accounts payable	12,250	885
Accrued expenses and other current liabilities	5,004	4,181
Operating lease liabilities	(418)	(381)
Related party payables	190	—
Deferred revenue	6,570	3,975
Other liabilities	2	10
Net cash (used in) provided by operating activities from continuing operations	(7,572)	9,024
Net cash used in operating activities from discontinued operations	—	(2,742)
Net cash (used in) provided by operating activities	(7,572)	6,282

Cash flows from investing activities:
Purchase of shares upon exercise of call option	(1,426)	—
Purchases of property, plant and equipment, net of grant proceeds (see Note 7 – Government Grants)	(3,141)	(4,602)
Net cash used in investing activities from continuing operations	(4,567)	(4,602)
Net cash used in investing activities from discontinued operations	—	(110)
Net cash used in investing activities	(4,567)	(4,712)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount and offering costs	125,363	—
Payments of principal on revolving credit facility	(99,882)	(326)
Proceeds from revolving credit facility	76,441	6,522
Payments of principal on long-term debt	(1,783)	(4,231)
Payments of principal on long-term debt – related party	(17,294)	—
Cash distributions paid to stockholders	—	(6,833)
Payments of deferred consideration	(73)	—
Payments of contingent consideration	(49)	—
Employee taxes paid on shares withheld for tax-withholding purposes	(4,371)	—
Payments of principal on revolving credit facility – related party	(1,771)	(1,559)
Repurchase of Class B Common Stock	(25)	—
Payments of principal on finance leases	(16)	(25)
Net cash provided by (used in) financing activities from continuing operations	76,540	(6,452)
Net cash provided by financing activities from discontinued operations	—	103
Net cash provided by (used in) financing activities	76,540	(6,349)
Effects of exchange rate changes on cash	(38)	42
Net increase (decrease) in cash	$64,363	$(4,737)
Cash at beginning of period	1,759	6,532
Cash at end of period	$66,122	$1,795

Reconciliation of cash at beginning of period:
Cash at beginning of period – continuing operations	$1,759	$3,608
Cash at beginning of period – discontinued operations	—	2,924
Cash at beginning of period	$1,759	$6,532

Reconciliation of cash at end of period:
Cash at end of period – continuing operations	$66,122	$1,620
Cash at end of period – discontinued operations	—	175
Cash at end of period	$66,122	$1,795

Supplemental non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$684	$280
Contracted government grants not yet received	$1,273	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,660	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,674	$1,834
Cash paid for income taxes	$700	$—
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
Reorganization
On January 2, 2026, the Company effected a reorganization (the “Reorganization”) whereby Anania & Associates and its noncontrolling interest holders contributed their ownership interests in Anania & Associates and its consolidated subsidiaries in exchange for shares of common stock in the Company. The Reorganization was a reorganization of entities under common control as Anania & Associates and the Company were controlled by the Company’s Chief Executive Officer (“CEO”) before and after the Reorganization. As a result, the Reorganization was accounted for in a manner similar to a pooling of interests with the assets and liabilities of Anania & Associates and its consolidated subsidiaries being carried over at their historical amounts. The historical consolidated financial statements of Anania & Associates were retrospectively recast to reflect the results as if the Company owned Anania & Associates and its consolidated subsidiaries as of January 1, 2025, including the capitalization of the Company as if the Reorganization occurred as of such date. In connection with the Reorganization, Anania & Associates Investment Company LLC, an immaterial subsidiary of Anania & Associates, was no longer controlled by the Company and was deconsolidated on January 2, 2026. The deconsolidation was recognized as a spinoff and the impact of $0.5 million was recognized within equity. In connection with the Reorganization, the Company’s tax status changed from an S-corporation to a C-corporation.
Initial Public Offering
On April 23, 2026, the Company completed its initial public offering (“IPO”) of an aggregate of 9,857,142 shares of its common stock at a public offering price of $14.00 per share, which includes 1,285,714 sold by the Company pursuant to the exercise of the underwriters’ over-allotment option that was exercised in full. The IPO resulted in net proceeds to the Company of $128.2 million after deducting the underwriting discounts and commissions and before deducting offering costs of $2.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In connection with the IPO, the Company also granted the representative of the underwriters, a warrant to purchase up to 147,857 shares of the Company’s common stock (the “Underwriter’s Warrant”) that has an exercise price equal to 125% of the public offering price of $14.00 per share, or $17.50 per share. The Underwriter’s Warrant is not exercisable for a period of 180 days following the IPO date and expires four years from the date of issuance, or April 24, 2030. In connection with the IPO, the Company redeemed all issued and outstanding shares of Class B common stock for less than $0.1 million and consolidated its two classes of common stock, Class A and Class B, into a single class of $0.001 par value common stock.
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
The accompanying consolidated balance sheet as of July 3, 2026, the consolidated statements of operations, the consolidated statements of comprehensive (loss) income and the consolidated statements of changes in stockholders’ equity for the three and six months ended July 3, 2026 and June 30, 2025, and the consolidated statements of cash flows for the six months ended July 3, 2026 and June 30, 2025 are unaudited. The consolidated balance sheet as of December 31, 2025 included herein is unaudited as it was derived from the audited consolidated balance sheet of Anania & Associates and subsidiaries (a/k/a The Elmet Group Co.) and as of December 31, 2025 due to the impact of the Reorganization.
The unaudited interim consolidated financial statements have been prepared on a basis consistent with the Anania & Associates and subsidiaries (a/k/a The Elmet Group Co.), except with respect to equity structure and taxes, audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of July 3, 2026, the results of operations for the three and six months ended July 3, 2026 and June 30, 2025, comprehensive (loss) income for the three and six months ended July 3, 2026 and June 30, 2025, cash flows for the six months ended July 3, 2026 and June 30, 2025, and changes in stockholders’ equity for the three and six months ended July 3, 2026 and June 30, 2025. The financial data and other information disclosed in these notes related to the three and six months ended July 3, 2026 and June 30, 2025 are also unaudited. The results for the three and six months ended July 3, 2026 are not necessarily indicative of results to be expected for the year ending January 1, 2027 or any other period. The accounting policies followed for the unaudited interim consolidated financial statements are consistent with the annual consolidated financial statements.
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
Change in Fiscal Calendar
Beginning in fiscal 2026, the Company changed its fiscal calendar to adopt a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month. This change was implemented to better align the Company’s accounting operations with quarterly public reporting requirements and to improve comparability of financial performance. Under the new fiscal calendar, the Company’s fiscal year ends on the Friday closest to December 31st. The Company’s last fiscal year-end under the prior calendar-year convention was December 31, 2025, and fiscal periods beginning January 1, 2026 are reported under the new 4-4-5 fiscal calendar. As a result of this change, the Company’s second fiscal quarter, and the three and six month periods presented in these unaudited consolidated financial statements ended July 3, 2026, include an additional number of days compared to the prior-year periods ended June 30, 2025. Accordingly, results for these periods may not be fully comparable to those of the prior year periods primarily due to the change in the number of days included in the periods. Subsidiaries that have a fiscal year-end different from that of the Company are consolidated using financial statements for periods that are within three months of the Company’s fiscal year-end, with adjustments for material transactions, if any.

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
Foreign currency gains and losses resulting from transactions denominated in foreign currencies are reflected in general and administrative expense in the accompanying consolidated statements of operations. For the three and six months ended July 3, 2026 and June 30, 2025, foreign currency gains and losses were immaterial.
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
Cash
Cash represents cash held in banks, which are stated at cost, which approximate fair value. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk exposure. As of July 3, 2026 and December 31, 2025, included within cash was approximately $0.2 million and $0.5 million, respectively, of cash held at a bank in Germany. The Company does not have any cash equivalents as of July 3, 2026 and December 31, 2025.
Marketable Securities
Marketable securities are comprised of investments in equity securities. The Company records its marketable securities at fair value based on the quoted market prices of the securities. Gains and losses resulting from the change in fair value of marketable securities are included in (gain) loss on remeasurement of fair value of marketable securities, net in the consolidated statements of operations.
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

The following table summarizes the activity related to the Company’s allowance for credit losses during the six months ended July 3, 2026 and June 30, 2025 (in thousands):

	Three Months Ended July 3, 2026	Three Months Ended June 30, 2025	Six Months Ended July 3, 2026	Six Months Ended June 30, 2025
Beginning balance	$265	$237	$263	242
Write-offs of receivables	—	—	—	—
Increase in allowance for credit losses	40	58	42	53
Ending balance	$305	$295	$305	295
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
As of July 3, 2026, one customer accounted for more than 10% of the Company’s accounts receivable, net balance, representing approximately 18% of the Company’s total balance. As of December 31, 2025, one customer accounted for more than 10% of the Company’s accounts receivable, net balance, representing approximately 15% of the Company’s total balance. For the three and six months ended July 3, 2026, there was one customer that accounted for approximately 11% of the Company’s total revenue for the period. For the three months ended June 30, 2025, there were no customers that accounted for more than 10% of the Company's total revenue. For the six months ended June 30, 2025, there was one customer who accounted for approximately 10% of the Company’s total revenue for the period.
Concentrations of Significant Vendors
The Company believes that potential exposure related to concentrations of risk with significant vendors is mitigated, as management considers alternative sources of supply to be readily available. For the three and six months ended July 3, 2026, two vendors accounted for more than 10% of the Company’s total expenditures, and accounts payable to these vendors represented approximately 36% and 22% of the Company’s total accounts payable as of July 3, 2026. For three and the six months ended June 30, 2025, one vendor accounted for more than 10% of the Company’s total expenditures. As of December 31, 2025, accounts payable to this one vendor represented approximately 22% of the Company’s total accounts payable.
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
The Company adjusts inventory carrying value for the estimated difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and selling price. The Company also analyzes its inventory levels on each reporting date for excess and obsolete inventory. The Company’s analysis requires judgment and is based on factors including, but not limited to, recent historical activity, anticipated or forecasted demand for its products, competitiveness of product offerings, and market conditions. In doing so, the Company compares on-hand balances to anticipated usage using recent historical activity as well as judgments and estimates about anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required, subject to judgment and estimation. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.
As of July 3, 2026 and December 31, 2025, inventory, net of reserves, consisted of the following (in thousands):

	July 3, 2026	December 31, 2025
Finished goods	$45,383	$30,946
Work-in-progress	28,761	27,919
Raw materials	28,257	10,832
Inventory, net	$102,401	$69,697
As of July 3, 2026 and December 31, 2025, the Company had inventory reserves of approximately $6.1 million and $6.2 million, respectively, based on the evaluation of its ending inventory on hand for excess quantities and obsolescence.
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
The Company did not record any impairment of goodwill during the three and six months ended July 3, 2026 and June 30, 2025.
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
If indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges related to long-lived assets were recorded for the three and six months ended July 3, 2026 and June 30, 2025.
Debt Issuance Costs
The Company’s debt issuance costs include expenditures necessary to obtain debt financing. Debt issuance costs include legal and other loan costs incurred by the Company for its financing agreements. Debt issuance costs related to the Company’s debt are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments over a straight-line basis, which approximates the effective interest method, over the estimated term of the debt. As of July 3, 2026 and December 31, 2025, the unamortized debt issuance costs were approximately $0.1 million, which were included within long-term debt, net of current portion on the Company’s consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs represent legal, accounting and other costs directly attributable to the IPO. Deferred offering costs are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the initial public offering proceeds. In April 2026, approximately $1.1 million of deferred offering costs were reclassified to additional paid-in capital, included within proceeds from the initial public offering, net of issuance costs and underwriter fees in the consolidated statement of changes in stockholders’ equity for the three months ended July 3, 2026. As of July 3, 2026 and December 31, 2025, approximately $0.0 million and $0.9 million, respectively, of deferred offering costs were capitalized.
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
The Company provides an assurance-based warranty on certain products that is not accounted for as a separate performance obligation. Warranty expense was not material for the three and six months ended July 3, 2026 and June 30, 2025.
Step 3: Determine the transaction price:
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products to the customer. The Company’s contracts are fixed-fee arrangements, agreed to at contract inception. The Company’s contracts may include variable consideration related to early pay discounts, sales returns or certain development-related contracts, which result in pricing based on actual hours incurred. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Variable consideration in the Company’s revenue contracts was not material during the three and six months ended July 3, 2026 and June 30, 2025.
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
The Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs consist primarily of sales commissions. Such costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. During the three and six months ended July 3, 2026 and June 30, 2025, the Company did not capitalize any contract costs.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, costs associated with the manufacture of developing products and include salaries and benefits, research related facility and overhead costs, laboratory supplies, and contract services. For the three months ended July 3, 2026 and June 30, 2025, the Company expensed approximately $4.3 million (of which $3.6 million was associated with stock compensation in connection with the IPO) and $1.0 million, respectively. For the six months ended July 3, 2026 and June 30, 2025, the Company expensed approximately $5.2 million (of which $3.6 million was associated with stock compensation in connection with the IPO) and $1.8 million, respectively.
Advertising Expense
The costs of advertising, marketing, and media are expensed as incurred. For both the three months ended July 3, 2026 and June 30, 2025, the Company expensed approximately $0.1 million, and for both the six months ended July 3, 2026 and June 30, 2025, the Company expensed approximately $0.2 million, which were included in sales and marketing expense in the consolidated statements of operations.
Derivative Instruments
Interest Rate Collars
The Company uses derivative instruments to manage its interest rate risk related to variable rate debt facilities. The Company’s derivative instruments are recorded at fair value. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship, and the derivative qualifies for hedge accounting. Under hedge accounting, changes in fair value for derivatives are recorded through accumulated other comprehensive income (loss). When hedge accounting is not elected, changes in fair value for derivatives are recorded through the consolidated statements of operations.
The Company has two interest rate collars that have not been designated for hedge accounting. The interest rate collars have an original notional value of principal of approximately $10.0 million as of July 3, 2026 and December 31, 2025. The interest rate collars mature on October 30, 2026 and August 1, 2028, respectively. The collective fair value of the Company’s interest rate collars as of July 3, 2026 and December 31, 2025 was less than $0.1 million and approximately $0.1 million, respectively, which were included in other liabilities on the consolidated balance sheets. Changes in the fair value of derivatives totaled less than $0.1 million for the three and six months ended July 3, 2026 and June 30, 2025 and have been recorded in other (income) expense, net in the consolidated statements of operations.
Derivative Assets
In connection with a long-term supply agreement entered into during 2024, the Company was granted options to purchase 20,000,000 shares of common stock in a publicly traded company at an exercise price of $0.10 per share. The options expired on November 22, 2026. The Company accounted for the options as a derivative asset at fair value with changes recognized in earnings, within changes in fair value of the derivative asset in the consolidated statements of operations.
During the three and six months ended July 3, 2026, the Company fully exercised the option to purchase the 20,000,000 shares, paying a cash exercise price of $1.4 million for the 20,000,000 shares. Immediately prior to the exercise date, the derivative asset was remeasured to its intrinsic value of $2.2 million, resulting in a loss of $0.9 million, included within change in fair value of derivative asset in the consolidated statement of operations for the three and six months ended July 3, 2026. The intrinsic value of $2.2 million as of the exercise date, plus the cash paid upon exercise, was reclassified to marketable securities.

The shares are subsequently accounted for as an equity security under ASC 321, Investments — Equity Securities, at fair value with changes recognized in earnings. From the exercise date through July 3, 2026, the Company recognized an additional $0.5 million unrealized gain to adjust the shares to fair value, resulting in a net loss recognized in for the three months ended July 3, 2026. The total loss recognized within the three and six months ended July 3, 2026 was $0.4 million and $1.1 million, respectively, which has been recognized within (gain) loss on remeasurement of the fair value of marketable securities in the consolidated statements of operations. The change in fair value of marketable securities during the three and six months ended June 30, 2025 was immaterial. As of July 3, 2026, the 20,000,000 shares, together with the gain on the Company's pre-existing holding in the same company, were included within marketable securities in the consolidated balance sheet at a combined fair value of $4.9 million. As of December 31, 2025, the value of these options were immaterial.

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
For certain financial instruments, including accounts receivable, unbilled receivables, accounts payable, accrued expenses, deferred consideration, deferred revenue, deferred government grants, current portion of long-term debt, and other current liabilities, the carrying amounts approximate their fair values as of July 3, 2026 and December 31, 2025. These assessments reflect the short-term nature of the instruments and market conditions as of the reporting date.
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
The fair value of the Company’s derivative asset was recorded at fair value and was remeasured at each reporting date, using the Black Scholes Option Pricing Model based on (i) the contractual terms of the options, including exercise price and expected term, and (ii) other observable inputs, including the fair value of the underlying publicly traded common stock, the risk-free interest rate, volatility based on the historical stock price of the publicly traded common stock, and expected dividends. The measurement was considered a Level 2 measurement.
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
The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis as of July 3, 2026 (in thousands):

	Financial Statement Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Equity securities	Marketable securities	$4,923	$—	$—	$4,923
Total Assets		$4,923	$—	$—	$4,923

Liabilities:
Interest rate collar derivatives	Other liabilities	$—	$11	$—	$11
Contingent consideration	Other liabilities	—	—	239	239
Total Liabilities		$—	$11	$239	$250
The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Financial Statement Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Equity securities	Marketable securities	$202	$—	$—	$202
Total Assets		$202	$—	$—	$202

Liabilities:
Interest rate collar derivatives	Other liabilities	$—	$66	$—	$66
Contingent consideration	Other liabilities	—	—	288	288
Total Liabilities		$—	$66	$288	$354
There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the six months ended July 3, 2026 and June 30, 2025.
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
The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors, including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company does not have any uncertain tax positions that are more likely than not of not being recognized for any periods presented.
Interest and penalty charges, if any, related to income taxes would be classified as a component of the income tax provision within the consolidated statement of operations.
Stock-based Compensation
The Company issues certain stock-based awards to employees in the form of restricted stock, settled in Common Stock of the Company, to employees as compensation for services rendered. The Company recognizes the stock-based compensation expense related to these stock-based awards within the consolidated financial statements based on their respective grant date fair values. For stock-based awards that include a service-based vesting condition, the Company recognizes the expense ratably over the requisite service period, which ranges from one to three years, subject to acceleration upon the occurrence of a qualifying liquidity event for certain awards. For stock-based awards that include a performance-based vesting condition, the Company recognizes the expense when it is probable that the performance-based condition will be satisfied and the award has satisfied other vesting conditions, if any.
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
Net (Loss) Income Per Share
Prior to the Company's IPO and the related reclassification described in Note 1 – Business and Organization, the Company had two classes of common stock, Class A common stock and Class B common stock, the rights of which — including liquidation and dividend rights and sharing of income — were identical, other than voting rights. Net (loss) income per share for periods prior to the IPO was computed using the two-class method required for multiple classes of common stock and participating securities. Because the liquidation and dividend rights and sharing of income of Class A common stock and Class B common stock were identical, undistributed earnings were allocated between the two classes on a proportionate basis, and the resulting net (loss) income per share was the same for Class A common stock and Class B common stock, individually and combined.
In connection with the IPO, the Company's outstanding Class A common stock and Class B common stock were reclassified into a single class of common stock (see Note 1 – Business and Organization and Note 13 – Common Stock). Following the IPO, the Company has a single class of common stock outstanding and does not have any other participating securities, as its outstanding restricted stock awards, restricted stock units, and stock appreciation rights do not carry non-forfeitable dividend rights. Accordingly, net (loss) income per share for periods following the IPO is computed under the single-class method described below, without allocation of undistributed earnings to a second class of common stock or to other participating securities.

Basic net (loss) income per share is computed by dividing net income by the weighted average number of shares outstanding during the period without consideration of potentially dilutive common shares. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company's common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the Company, in each case using the treasury stock method, unless inclusion of such shares would be anti-dilutive

Commitments and Contingencies
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
Several of the Company’s government contracts are being funded incrementally, and as such, are subject to future authorization, appropriation, and availability of government funding. The Company has a history of successfully obtaining financing under incrementally funded contracts with the United States government and it expects to continue to obtain additional funding in the year ending January 1, 2027 and beyond as incremental funding is authorized and appropriated by the government.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies the applicability of interim reporting guidance, provides a comprehensive listing of interim disclosure requirements, and establishes a disclosure principle requiring entities to disclose events and changes occurring since the end of the most recent annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standards on its consolidated financial statements.

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

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of Symphony (in thousands):

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
The fair value of contingent consideration included in consideration transferred was $0.3 million, which is related to an earnout arrangement with the sellers of Symphony, as estimated by a third-party valuation specialist. The contingent consideration is payable in quarterly installments through the third anniversary of the acquisition date based on the post-acquisition sales to a customer of Symphony and does not include any continuing employment conditions. There is no cap on the amount payable under the earnout. The fair value of the instrument was based on the discounted cash flows of expected future payments to this customer based on forecasted revenue during the earnout period. The Company repaid less than $0.1 million of the contingent consideration for the three and six months ended July 3, 2026, which was included within payments of contingent consideration in the consolidated statements of cash flows. During the three and six months ended July 3, 2026, the change in fair value of contingent consideration was not material.

The deferred consideration of $0.2 million accrues interest monthly at an annual rate of 3.75% and is payable to the sellers within eighteen months from the acquisition date, which was included with other liabilities within the consolidated balance sheets as of July 3, 2026 and December 31, 2025. Due to the short maturity of the deferred consideration, carrying value approximates fair value. During the three and six months ended July 3, 2026, interest expense related to deferred consideration was not material. The Company repaid approximately $0.0 million and $0.1 million of the deferred consideration during the three and six months ended July 3, 2026, respectively, which was included within payments of deferred consideration in the consolidated statements of cash flows.

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

Activity related to Poly Labs for the three and six months ended June 30, 2025 was as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$1,444	$2,985
Cost of goods sold	1,785	3,535
Gross loss	(341)	(550)
Operating expenses:
General and administrative	393	794
Research and development	12	26
Sales and marketing	23	47
Total operating expenses	428	867
Operating loss	(769)	(1,417)
Other expense (income), net:
Other expense, net	121	121
Interest expense	35	68
Interest income – related party	(35)	(60)
Total other expense, net	121	129
Loss from discontinued operations	$(890)	$(1,546)
There was no activity related to Poly Labs for the three and six months ended July 3, 2026.
Following the Company’s distribution of Poly Labs on October 1, 2025, a note payable owed by the Company to Poly Labs remained outstanding. As of December 31, 2025, the amount owed to Poly Labs was approximately $0.5 million, which was repaid in full on January 19, 2026, see Note 12 – Debt and Note 14 – Related Party for further information.
Additionally, as of July 3, 2026 and December 31, 2025, Poly Labs owed the Company less than $0.1 million and approximately $0.2 million, respectively, related to various management fees and other services provided by the Company to Poly Labs following the distribution date, which is included within related party receivables within the consolidated balance sheets. See Note 14 – Related Party for further information.
As the Company distributed its ownership interest in Poly Labs on October 1, 2025, there were no assets or liabilities, other than those noted above, related to Poly Labs that were included within the consolidated balance sheet as of July 3, 2026 or December 31, 2025.
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

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by timing and by geographic location for the three and six months ended July 3, 2026 and June 30, 2025 (in thousands):

	Three Months Ended July 3, 2026			Six Months Ended July 3, 2026
	United States	Europe	Total	United States	Europe	Total
Revenue:
Revenue – Point in time	$47,388	$849	$48,237	$84,061	$1,633	$85,694
Revenue – Over time	18,164	—	18,164	36,714	—	36,714
Total revenue	$65,552	$849	$66,401	$120,775	$1,633	$122,408

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	United States	Europe	Total	United States	Europe	Total
Revenue:
Revenue – Point in time	$38,603	$842	$39,445	$77,521	$1,195	$78,716
Revenue – Over time	9,685	—	9,685	16,801	—	16,801
Total revenue	$48,288	$842	$49,130	$94,322	$1,195	$95,517
Contract Balances from Contracts with Customers
The Company records contract assets or contract liabilities on a contract-by-contract basis. The Company’s accounts receivable, contract assets and contract liabilities are summarized below (in thousands):

	July 3, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net	$34,483	$28,904	$32,759
Unbilled revenue	$564	$2,621	$1,349
Deferred revenue	$21,416	$14,853	$10,085
The increase in deferred revenue during the six months ended July 3, 2026 reflects the impact of billings in excess of revenue recognized in the period. The decrease in unbilled revenue for the six months ended July 3, 2026 reflects the net effect of revenue recognized in excess of billings during the period.
During the six months ended July 3, 2026 and June 30, 2025, the Company recognized revenue of approximately $4.8 million and $6.3 million that was included in the contract liabilities as of December 31, 2025 and December 31, 2024, respectively. During the three months ended July 3, 2026 and June 30, 2025, the Company recognized revenue of approximately $7.0 million and $5.0 million that was included in the contract liabilities as of April 3, 2026 and March 31, 2025, respectively. There was no revenue recognized during the three and six months ended July 3, 2026 and June 30, 2025 for performance obligations satisfied in prior periods.
The Company did not recognize impairment losses on its contract assets during the three and six months ended July 3, 2026 or June 30, 2025.
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

The following table summarizes a roll forward of the deferred government grants for the six months ended July 3, 2026 (in thousands):

Amount

Balance as of December 31, 2025	$4,672
Cash received from government grants	3,675
Grant receivable for capital expenditures	232
Capital expenditures related to government grants	(6,221)
Balance as of July 3, 2026	$2,358
The deferred government grant liability as of July 3, 2026 will be recognized in future periods as an offset to property, plant and equipment, net or as other revenue, subject to the conditions of the grant agreement being met.
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of July 3, 2026 and December 31, 2025 consists of the following (in thousands):

	July 3, 2026	December 31, 2025
Machinery and equipment	$37,741	$35,141
Buildings and building improvements	19,616	19,592
Land	1,751	1,751
Furniture, fixtures and vehicles	2,614	2,740
Leasehold improvements	1,378	1,383
Property and equipment, gross	63,100	60,607
Less: Accumulated depreciation	(25,330)	(22,182)
Plus: Construction in-progress	4,687	3,917
Property and equipment, net	$42,457	$42,342
During the three months ended July 3, 2026 and June 30, 2025, depreciation expense for continuing operations associated with property, plant and equipment, net was approximately $1.5 million and $1.3 million, respectively, of which approximately $1.4 million and $1.2 million, respectively, were included within cost of goods sold, and $0.1 million for both periods, was included in general and administrative expense. Depreciation expense for the three months ended July 3, 2026 and June 30, 2025 was net of approximately $0.4 million and $0.2 million, respectively, of contra depreciation expense recognized related to government grants. See Note 7 – Government Grants for additional details.

During the six months ended July 3, 2026 and June 30, 2025, depreciation expense for continuing operations associated with property, plant and equipment, net was approximately $3.1 million and $2.6 million, respectively, of which approximately $2.9 million and $2.4 million, respectively, were included within cost of goods sold, and $0.2 million and $0.2 million, respectively, were included in general and administrative expense. Depreciation expense for the six months ended July 3, 2026 and June 30, 2025 was net of approximately $0.8 million and $0.4 million, respectively, of contra depreciation expense recognized related to government grants. See Note 7 – Government Grants for additional details.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, which is assigned entirely to the Company’s EMP segment (see Note 19 – Segments), during the six months ended July 3, 2026 were as follows (in thousands):

Amount
Balance as of December 31, 2025	$4,583
Foreign currency translation adjustment	(56)
Balance as of July 3, 2026	$4,527
The Company had no accumulated impairment losses as of July 3, 2026 or December 31, 2025.
Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of July 3, 2026 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible assets:
Customer relationships	$10,656	$(5,612)	$10	$5,054	5.2 years
Trademarks and patents	2,181	(677)	—	1,504	10.4 years
Total intangible assets	$12,837	$(6,289)	$10	$6,558
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of December 31, 2025 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value	Weighted Average Remaining Amortization Period
Intangible assets:
Customer relationships	$10,656	$(5,069)	$19	$5,606	5.6 years
Trademarks and patents	2,181	(603)	—	1,578	10.9 years
Total intangible assets	$12,837	$(5,672)	$19	$7,184
During the three months ended July 3, 2026 and June 30, 2025, the Company recognized aggregate amortization expense of approximately $0.3 million, of which $0.2 million was included within general and administrative expense and $0.1 million was included within cost of goods sold in the consolidated statements of operations for both periods then ended.
During the six months ended July 3, 2026 and June 30, 2025, the Company recognized aggregate amortization expense of approximately $0.6 million, of which $0.4 million was included within general and administrative expense and $0.2 million was included within cost of goods sold in the consolidated statements of operations for both periods then ended.

As of July 3, 2026, estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remaining 2026	$607
2027	1,236
2028	1,236
2029	1,236
2030	705
Thereafter	1,538
$6,558
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
The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

	July 3, 2026	December 31, 2025
Operating lease right-of-use assets	$11,777	$10,586

Operating lease liabilities, current	$956	$875
Operating lease liabilities, non-current	11,407	10,247
Total operating lease liabilities	$12,363	$11,122

Weighted-average remaining term	9.4 years	9.6 years
Weighted-average discount rate	10.7%	10.9%
For the three months ended July 3, 2026 and June 30, 2025, the Company recognized approximately $0.6 million and $0.5 million, respectively. For the six months ended July 3, 2026 and June 30, 2025, the Company recognized approximately $1.0 million of lease expense. These expenses were recognized within cost of goods sold on the consolidated statements of operations. Variable and short-term lease expense recognized during the three and six months ended July 3, 2026 and June 30, 2025 were not material.

As of July 3, 2026, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Year	Amount
Remaining 2026	$1,069
2027	2,254
2028	2,253
2029	2,028
2030	1,790
Thereafter	10,667
Total operating lease payments	20,061
Less: Imputed interest	(7,698)
Present value of future lease payments	$12,363
Supplemental cash flow related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 30, 2025	July 3, 2026	June 30, 2025
Lease expense recognized for operating leases	$618	$520	$1,048	$1,046
Cash paid for amounts included in the measurement of operating lease liabilities	$504	$492	$998	$989
As of July 3, 2026 and December 31, 2025, the Company did not have any leases that had not yet commenced.
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of accrued expenses and other current liabilities as of July 3, 2026 and December 31, 2025 is as follows (in thousands):

	July 3, 2026	December 31, 2025
Accrued compensation and employee benefits	$7,185	$6,359
Accrued accounts payable	9,027	4,919
Accrued interest	9	671
Accrued sales returns and allowances	876	610
Other	320	1,100
Total accrued expenses and other current liabilities	$17,417	$13,659
Within accrued interest as of July 3, 2026 and December 31, 2025, there was approximately $0.0 million and $0.2 million of accrued interest owed to related parties, respectively. See Note 12 – Debt and Note 14 – Related Party Transactions for further information.

12. DEBT
The following table summarizes the components of long-term debt as of July 3, 2026 and December 31, 2025 (in thousands):

	July 3, 2026	December 31, 2025
Term Loans:
Wells Fargo Term Loan	$6,725	$7,684
First BankProv Term Note	1,369	1,688
United Federal Credit Union Term Note	836	1,144
October 2023 Term Loans	—	500
Other Equipment Loans	47	188
FAME 2023 Loan	144	144
Symphony Term Loans	—	41
Line of Credit Facilities:
Wells Fargo Line of Credit	658	20,467
Domestic March 2020 Line of Credit	—	3,297
Auburn Savings Loan	759	766
Foreign March 2020 Line of Credit	—	166
Auburn Savings LOC	—	148
Symphony Line of Credit	—	45
Total debt	10,538	36,278
Current portion of long-term debt	(2,370)	(7,755)
Deferred issuance costs	(60)	(68)
Total long-term debt, net of current portion	$8,108	$28,455
The following table summarizes the components of long-term debt – related party as of July 3, 2026 and December 31, 2025 (in thousands):

	July 3, 2026	December 31, 2025
Related Party:
Great Falls Term Loan	$—	$15,000
CEO Line of Credit	—	1,771
Poly Labs Note Payable (Due to Poly Labs)	—	548
Total related party debt	—	17,319
Current portion of long-term debt – related party	—	(2,319)
Total long-term debt, net of current portion – related party	$—	$15,000

The following table presents the future principal payments due under the Company’s debt amounts, excluding forgivable loans and unamortized debt issuance costs, as of July 3, 2026 (in thousands):

Fiscal Year	Amount
Remaining 2026	$1,034
2027	2,333
2028	5,291
2029	237
2030	253
Thereafter	1,246
Total principal payments	$10,394
Term Loans
As of July 3, 2026 and December 31, 2025, the Company has borrowings under multiple term loans. The term loans certain restrictive and financial covenants. As of July 3, 2026 and December 31, 2025, the Company was in compliance with these covenants.
Wells Fargo Term Loan
On November 6, 2023, the Company entered into a secured $8.7 million term note with Wells Fargo Bank (the “Wells Fargo Term Loan”). Amounts under the Wells Fargo Term Loan were secured by substantially all of the assets of a consolidated subsidiary.
The Wells Fargo Term Loan accrues interest monthly based on a floating rate, as defined by the lender, and are subject to periodic adjustments based on prevailing market conditions. During the three and six months ended July 3, 2026, the Company recognized approximately $0.1 million and $0.2 million of interest expense, respectively. During the three months and six months ended June 30, 2025, the Company recognized approximately $0.2 million and $0.4 million of interest expense, respectively. As of July 3, 2026 and December 31, 2025, the applicable interest rates were 6.37% and 6.62%, respectively, on the portion of outstanding principal entered into during November 2023 and 8.50% on the incremental borrowings entered into during December 2024.
Under the Wells Fargo Term Loan, the Company makes monthly principal payments of approximately $0.1 million per month. During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate principal payments of approximately $1.0 million and $0.8 million, respectively, and aggregate interest payments of approximately $0.3 million and $0.4 million during the respective periods related to the Wells Fargo Term Loan. The Wells Fargo Term Loan has a maturity date of November 6, 2028.
As of July 3, 2026 and December 31, 2025, the outstanding balance related to the Wells Fargo Term Loan was approximately $6.7 million and $7.7 million, of which approximately $1.6 million and $1.6 million, respectively, were included within current portion of long-term debt and $5.1 million and $6.1 million, respectively, were included long-term debt, net of current portion, on the consolidated balance sheets. The Wells Fargo Term Loan contains financial covenants, including leverage ratio requirements.
First BankProv Term Note
On March 2, 2020, the Company entered into a secured $6.5 million term note with Provident Bank (the “First BankProv Term Note”). Amounts under the First BankProv Term Note are secured by certain assets of a consolidated subsidiary.
The First BankProv Term Note accrues monthly interest based on a stated interest rate of 4.79%. During each of the three and six months ended July 3, 2026 and June 30, 2025, the Company recognized less than $0.1 million of interest expense.
During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate principal payments of approximately $0.3 million for both periods and aggregate interest payments of less than $0.1 million, related to the First BankProv Term Note.
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
As of July 3, 2026 and December 31, 2025, the outstanding balance of the First BankProv Term Note was approximately $1.4 million and $1.7 million, respectively, of which $0.0 million and $1.4 million were included within current portion of long-term debt, respectively, and $1.4 million and $0.3 million were included in long-term debt, net of current portion, respectively, on the consolidated balance sheets. The First BankProv Term Note contains financial covenants, including leverage ratio requirements.
United Federal Credit Union Term Note
On September 23, 2024, the Company entered into a secured $1.6 million term note with United Federal Credit Union (the “United Federal Credit Union Note”). Amounts under the United Federal Credit Union Note are secured by the related solar project managed by one of the Company’s consolidated subsidiaries.
The United Federal Credit Union Note accrues interest monthly based on a stated interest rate of 9.00% with monthly principal payments commencing in March 2025. During the three and six months ended July 3, 2026, the Company recognized less than $0.1 million of interest expense in each period. During the three and six months ended June 30, 2025, the Company recognized approximately $0.1 million of interest expense for each period.
During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate principal payments of approximately $0.3 million and less than $0.1 million, respectively, and aggregate interest payments of less than $0.1 million for both periods, related to the United Federal Credit Union Term Note. The United Federal Credit Union Note has a maturity date of September 10, 2027.
As of July 3, 2026 and December 31, 2025, the outstanding balance related to the United Federal Credit Union Note was approximately $0.8 million and $1.1 million, respectively, of which approximately $0.7 million and $0.6 million were included within current portion of long-term debt and $0.1 million and $0.5 million were included within long-term debt, net of current portion, respectively, on the consolidated balance sheets.
October 2023 Term Loans
On October 6, 2023, the Company entered into two separate term loans with investors of a consolidated subsidiary, with aggregate gross proceeds of approximately $0.5 million (the “October 2023 Term Loans”).
The October 2023 Term Loans accrued interest monthly based on a stated fixed interest rate of 8.00%. During the three and six months ended July 3, 2026, the Company recognized approximately $0.0 million of interest expense in each period. During the three and six months ended June 30, 2025, the Company recognized approximately less than $0.1 million of interest expense in each period.
During the six months ended July 3, 2026 and June 30, 2025, the Company paid $0.5 million (which paid the loan in full) and $0.0 million of principal, respectively, and less than $0.1 million for interest during both periods, on the October 2023 Term Loans.
The maturity dates of the October 2023 Term Loans ranged from October 2026 to October 2027, however, the October 2023 Term Loans were terminated and replaced by the AAI Note (defined below) as part of the Reorganization.
As of July 3, 2026 and December 31, 2025, the outstanding balance related to the October 2023 Term Loans was $0.0 million and $0.5 million, of which approximately $0.0 million and $0.3 million and were included within current portion of long-term debt and $0.0 million and $0.2 million were included within long-term debt, net of current portion, respectively, on the consolidated balance sheets.
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
The Other Equipment Loans accrue monthly interest, with interest rates ranging from 0.00% to 7.25%. During each of the three and six months ended July 3, 2026 and June 30, 2025, the Company recognized less than $0.1 million of interest expense.
During the six months ended July 3, 2026 and June 30, 2025, the Company made aggregate principal payments of less than $0.1 million, respectively, and aggregate interest payments of less than $0.1 million during both periods, related to the Other Equipment Loans.
The Other Equipment Loans have maturity dates ranging from October 2026 through November 2028.
As of July 3, 2026 and December 31, 2025, the outstanding balance related to the Other Equipment Loans was approximately $0.1 million, of which $0.1 million and $0.0 million, were included within current portion of long-term debt and long-term debt, net of current portion, respectively, on the consolidated balance sheets.
FAME 2023 Loan
On September 1, 2023, the Company entered into an unsecured and forgivable $0.3 million loan agreement with the Finance Authority of Maine COVID Relief Program (the “FAME 2023 Loan”).
The FAME 2023 Loan was borrowed with no stated interest rate. The amount borrowed under the FAME 2023 Loan is forgiven annually, 30 days following each anniversary date, at 25% increments.
As of July 3, 2026 and December 31, 2025, the outstanding balance of the FAME 2023 Loan was approximately $0.1 million, which is expected to be fully forgiven.
The maturity date of the FAME 2023 Loan is October 1, 2026.
As of July 3, 2026 and December 31, 2025, $0.1 million which was included within current portion of long-term debt and $0.0 million, were included within long-term debt, net of current portion, respectively on the consolidated balance sheets.
Symphony Term Loans
On November 14, 2025, as of a result of the Company’s acquisition of Symphony, the Company assumed certain liabilities related to approximately $0.1 million of promissory notes (the “Symphony Term Loans”) with Rockland Trust Bank (“Rockland Trust’). The Symphony Term Loans were secured by substantially all the assets of a consolidated subsidiary.
The Symphony Term Loans accrued monthly interest, with interest rates ranging from 4.25% to 7.49%. During the three and six months ended July 3, 2026, the Company recognized less than $0.1 million of interest expense.
During the six months ended July 3, 2026, the Company made payments of less than $0.1 million of principal and interest, related to the Symphony Term Loans.
The Symphony Term Loans had maturity dates ranging from March 2026 through August 2029. On May 5, 2026, the Company repaid the Symphony Term Loans, and the Symphony Term Loans were terminated.
As of December 31, 2025, the outstanding balance related to the Symphony Term Loans was less than $0.1 million, of which less than $0.1 million and less than $0.1 million were included within current portion of long-term debt and long-term debt, net of current portion, respectively, on the consolidated balance sheets.
March 2022 Promissory Note
On March 1, 2022, the Company entered into a promissory note with a principal $3.4 million term owed to a former employee of the Company (the “March 2022 Promissory Note”).
The March 2022 Promissory Note accrued interest monthly based on a floating rate equal to the Wall Street Journal prime rate plus a spread of 2.00%. In August 2025, the Company paid the remaining principal amount owed of approximately

$2.6 million and the March 2022 Promissory Note was terminated. As of July 3, 2026 and December 31, 2025, there was no outstanding amount related to the March 2022 Promissory Note.
During the three and six months ended June 30, 2025, the Company recognized approximately $0.1 million and $0.2 million of interest expense, respectively, related to the March 2022 Promissory Note.
During the six months ended June 30, 2025, the Company made aggregate principal and interest payments of approximately $2.1 million and $0.1 million, respectively, related to the March 2022 Promissory Note.
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
During the three and six months ended June 30, 2025, the Company recognized $0.0 million and less than $0.1 million of interest expense, respectively, related to the Second BankProv Term Note.
During the six months ended June 30, 2025, the Company paid aggregate principal payments of approximately $0.1 million and aggregate interest payments of less than $0.1 million related to the Second BankProv Term Note.
The Second BankProv Term Note contained financial covenants, including leverage ratio requirements.
Line of Credit Facilities
As of July 3, 2026 and December 31, 2025, the Company has borrowings under revolving line of credit facilities. The lines of credit contain certain restrictive and financial covenants. As of July 3, 2026 and December 31, 2025, the Company was in compliance with these covenants.
Wells Fargo Line of Credit
On November 6, 2023, the Company entered into a $40.0 million revolving credit facility with Wells Fargo Bank (the “Wells Fargo LOC”). Amounts under the Wells Fargo LOC are secured by substantially all of the assets of a consolidated subsidiary.
The Wells Fargo LOC accrues interest monthly based on a floating rate, as defined by the lender, and is subject to periodic adjustments based on prevailing market conditions. During the three and six months ended July 3, 2026, the Company recognized approximately $0.2 million and $0.6 million of interest expense, respectively related to the Wells Fargo LOC. During the three and six months June 30, 2025, the Company recognized approximately $0.3 million and $0.5 million of interest expense, respectively, related to the Wells Fargo LOC.
During the six months ended July 3, 2026 and June 30, 2025, the Company repaid amounts, net of borrowings, of approximately $19.8 million and $6.5 million, respectively, related to the Wells Fargo Line of Credit. During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate interest payments of approximately $0.7 million and $0.6 million, respectively, related to the Wells Fargo Line of Credit.
The Wells Fargo LOC expires in November 2028.
As of July 3, 2026 and December 31, 2025, outstanding borrowings under the Wells Fargo LOC totaled approximately $0.7 million and $20.5 million, respectively. As of July 3, 2026, availability to borrow under the Wells Fargo Line of Credit was approximately $39.2 million, as the principal sum of up to $39.9 million was available to be borrowed. As of July 3, 2026 and December 31, 2025, the applicable interest rates were 7.50% and 5.92%, respectively, on the $0.7 million and $10.0 million outstanding as of each period, respectively, and 7.75% on the remaining outstanding amount of approximately $10.5 million as of December 31, 2025. The Wells Fargo LOC consists of two different borrowing tranches with different applicable rates, and therefore there may be multiple rates for the same period, depending on the overall outstanding balance. As of July 3, 2026 and December 31, 2025, the Wells Fargo LOC Credit was included within long-term debt, net of current portion on the consolidated balance sheets.

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
The Domestic March 2020 Line of Credit accrues interest monthly based on a floating rate equal to the Wall Street Journal prime rate which was equal to 6.75% and 7.00% as of July 3, 2026 and December 31, 2025, respectively. During each of the three and six months ended July 3, 2026 and June 30, 2025, the Company recognized less than $0.1 million of interest expense related to the Domestic March 2020 Line of Credit.
During the six months ended July 3, 2026 and June 30, 2025, the Company repaid amounts, net of borrowings, of approximately $3.3 million and $0.3 million, respectively, related to the Domestic March 2020 Line of Credit. During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate interest payments of less than $0.1 million during both periods, related to the Domestic March 2020 Line of Credit.
As of July 3, 2026, the entire balance was repaid and there was no outstanding balance.
As of December 31, 2025, outstanding borrowings were approximately $3.3 million including $3.3 million of principal and less than $0.1 million of accrued interest. As of July 3, 2026, availability to borrow under the Domestic March 2020 Line of Credit was the full principal sum of up to $4.0 million.
As of December 31, 2025, the Domestic March 2020 Line of Credit was included within current portion of long-term debt on the consolidated balance sheets.
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
The Auburn Savings Loan accrues interest monthly based on a stated interest rate of 7.00% for the first five years, which will be adjusted every fifth anniversary of January 25, 2026 to the Federal Home Loan Banks 5/20 amortizing advance rate plus 3.00%. During each of the three and six months ended July 3, 2026 and June 30, 2025, the Company incurred interest expense of less than $0.1 million related to the Auburn Savings Loan.
During the six months ended July 3, 2026 and June 30, 2025, the Company drew principal amounts of $0.0 million and paid interest of less than $0.1 million, related to the Auburn Savings Loan.
As of July 3, 2026, the outstanding balance on the Auburn Savings Loan was approximately $0.8 million. There was no availability to borrow under the Auburn Savings Loan, as the principal sum of up to $0.8 million was borrowed as of July 3, 2026. The maturity date of the Auburn Savings Loan is December 25, 2046.
As of July 3, 2026 and December 31, 2025, the total outstanding balance on the Auburn Savings Loan of approximately $0.8 million, less than $0.1 million was included within current portion of long-term debt and approximately $0.8 million was included long-term debt, net, of current portion on the consolidated balance sheets.

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
The Foreign March 2020 Line of Credit accrues interest monthly based on a floating rate equal to the Wall Street Journal prime rate which was equal to 6.75% and 7.00% as of July 3, 2026 and December 31, 2025, respectively. During each of the three and six months ended July 3, 2026 and June 30, 2025, the Company recognized less than $0.1 million of interest expense related to the Foreign March 2020 Line of Credit.
During the six months ended July 3, 2026 and June 30, 2025, the Company made aggregate repayments, net of borrowings, of $0.2 million and approximately $0.1 million, respectively, related to the Foreign March 2020 Line of Credit. During both the six months ended July 3, 2026 and June 30, 2025, the Company paid less than $0.1 million of interest, related to the Foreign March 2020 Line of Credit.
As of December 31, 2025, outstanding borrowings were approximately $0.2 million. As of July 3, 2026, availability to borrow under the Foreign March 2020 Line of Credit was the full principal of $0.8 million.
As of July 3, 2026, the entire balance was repaid and there was no outstanding balance.
As of December 31, 2025, the Foreign March 2020 Line of Credit was included within current portion of long-term debt on the consolidated balance sheets.

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
The Auburn Savings LOC accrues interest monthly based on a floating rate equal to the Wall Street Journal prime rate plus 0.50%. The effective interest on the Auburn Savings LOC as of July 3, 2026 and December 31, 2025 was 7.25% and 7.50%, respectively. During the six months ended July 3, 2026, the Company incurred interest expense of less than $0.1 million related to the Auburn Savings LOC.
As of July 3, 2026, availability to borrow under the Auburn Savings LOC was the full principal of $0.6 million, and there was no outstanding balance.
The Auburn Savings LOC does not have a maturity date but is due on demand at Auburn Savings Bank’s discretion or upon an event of default as defined in the Auburn Savings LOC.
As of December 31, 2025, the outstanding balance on the Auburn Savings LOC was included within current portion of long-term debt, in the consolidated balance sheets.

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
The Symphony Line of Credit accrued interest monthly based on a floating rate equal to the Wall Street Journal prime rate which was 4.25%, as of December 31, 2025. During the three and six months ended July 3, 2026, the Company recognized less than $0.1 million of interest expense related to the Symphony Line of Credit.
During the six months ended July 3, 2026, the Company paid less than $0.1 million of interest related to the Symphony Line of Credit.
The Symphony Line of Credit did not have a maturity date but was due on demand at Rockland Trust’s discretion or upon an event of default as defined in the Symphony Line of Credit. On May 5, 2026, the Company repaid the Symphony Line of Credit, and the Symphony Line of Credit was terminated.
As of December 31, 2025, the outstanding balance related to the Symphony Line of Credit was included within current portion of long-term debt on the consolidated balance sheets.
The Symphony Line of Credit was subject to customary conditions, including events of default.
Related Party Debt
Great Falls Term Loan
On November 6, 2023, the Company entered into a secured $20.0 million term note with Great Falls Property, LLC (the “Great Falls Term Loan”), which is owned by a principal stockholder. The Great Falls Term Loan was secured by real estate held by a consolidated subsidiary.
The Great Falls Term Loan accrued interest monthly based on a floating rate equal to the Wall Street Journal prime rate plus a spread of 1.00%, with a floor of 9.50%. As of July 3, 2026 and December 31, 2025, the effective interest rate on the Great Falls Term Loan was 9.50%. During the three and six months ended July 3, 2026, the Company recognized approximately $0.1 million and $0.5 million of interest expense during each period, respectively and during the three months and six months ended June 30, 2025, the Company recognized approximately $0.4 million and $0.8 million of interest expense during each period, respectively, related to the Great Falls Term Loan, included within interest expense – related party within the consolidated statements of operations.
During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate principal payments of $15.0 million and $0.0 million, respectively, and aggregate interest payments of approximately $0.6 million and $0.7 million, respectively, related to the Great Falls Term Loan. As of December 31, 2025, the Company accrued interest expense of approximately $0.1 million, which was included within accrued expenses and other current liabilities within the consolidated balance sheets. The maturity date of the Great Falls Term Loan was November 6, 2028. On April 28, 2026, the Company repaid the Great Falls Term Loan with IPO proceeds, and the Great Falls Term Loan was terminated.
As of December 31, 2025, the total amount outstanding related to the Great Falls Term Loan was approximately $15.0 million, of which $0.0 million were included within current portion of long-term debt – related party and $15.0 million, were included within long-term debt, net of current portion – related party, respectively, on the consolidated balance sheets.
CEO Line of Credit
On January 1, 2023, the Company entered into a $2.0 million line of credit note with the Company’s CEO (the “CEO Line of Credit”).
On October 1, 2025, the Company entered into an amendment to the CEO Line of Credit, increasing the total amount available to borrow from $2.0 million to $2.5 million. All other key terms of the CEO Line of Credit agreement remained consistent.
The CEO Line of Credit accrued interest monthly based on a stated interest rate of 9.00%. During the three and six months ended July 3, 2026, the Company recognized approximately less than $0.1 million and $0.4 million, respectively, of interest expense, and during the three and six months ended June 30, 2025, the Company recognized approximately less than $0.1 million of interest expense, included within interest expense – related party within the consolidated statements of operations.
During the six months ended July 3, 2026 and June 30, 2025, the Company made aggregate repayments, net of borrowings, of approximately $1.7 million and $0.0 million, respectively, related to the CEO Line of Credit. During the six months ended July 3, 2026 and June 30, 2025, the Company paid aggregate interest payments of $0.3 million and less than $0.1 million, respectively, related to the CEO Line of Credit. As of December 31, 2025, the Company accrued interest expense of approximately $0.4 million, which was included within accrued expenses and other current liabilities within the consolidated balance sheets.
The original maturity date of the CEO Line of Credit was January 1, 2026. On January 1, 2026, the Company amended the President Line of Credit to extend the maturity date from January 1, 2026 to the earlier of: (i) the closing of an initial public offering, or (ii) July 1, 2026. In connection with the amendment, the Company agreed to pay an extension fee of $0.2 million at maturity in addition to the outstanding principal and accrued, unpaid interest. On May 1, 2026, the Company repaid the CEO Line of Credit with IPO proceeds, and the CEO Line of Credit was terminated.
As of December 31, 2025, the CEO Line of Credit was included within current portion of long-term debt — related party on the consolidated balance sheets.
AAI Note
On January 2, 2026, in connection with the Reorganization, the Company entered into a $2.4 million promissory note (the “AAI Note”) with Anania & Associates Investment Company LLC, which is controlled by the Company’s CEO and a shareholder, related to outstanding obligations between the Company and AAI.
The AAI Note is due and payable on the earlier of demand or January 1, 2027, and accrues interest at a rate of 6.00% per annum. During the three and six months ended July 3, 2026, the Company repaid the full $2.4 million of principal related to the AAI Note, and the note was terminated. Interest on the AAI Note was less than $0.1 million for the three and six months ended July 3, 2026.
Poly Labs Note Payable (Due to Poly Labs)
Following the Company’s distribution of Poly Labs on October 1, 2025, see Note 5 – Discontinued Operations for further information, the Company had an outstanding note payable owed to Poly Labs of approximately $1.7 million (the “Poly Labs Note Payable”). Prior to the distribution of Poly Labs, the Poly Labs Note Payable was eliminated in consolidation.
The Poly Labs Note Payable accrues interest monthly based on a stated interest rate of 10.00%. During the three months ended July 3, 2026, there was no interest recognized as the loan was terminated during the first quarter of 2026. During the six months ended July 3, 2026, the Company recognized less than $0.1 million of interest expense included within interest expense – related party within the consolidated statements of operations. There was no interest recognized for the three months ended July 3, 2026, as the loan was terminated prior to the quarter.
During the six months ended July 3, 2026, the Company paid approximately $0.5 million and less than $0.1 million of principal and interest, respectively, related to the Poly Labs Note Payable. The Poly Labs Note Payable was repaid on January 19, 2026 and the Poly Labs Note Payable was terminated.
As of December 31, 2025 approximately $0.5 million was outstanding related to the Poly Labs Note Payable, which was included within current portion of long-term debt — related party on the consolidated balance sheet.
13. COMMON STOCK
As of July 3, 2026, the Company had 540,000,000 shares of common stock, par value $0.001 per share, authorized, of which 30,459,498 shares were issued and outstanding. As of December 31, 2025, the Company had 500,000,000 shares of Class A common stock, par value $0.001 per share, authorized, of which 20,122,721 shares of Class A common stock were issued and outstanding. As of December 31, 2025, the Company had 40,000,000 shares of Class B common stock, par value $0.001 per share authorized, of which 466 shares of Class B common stock were issued and outstanding.

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
As of July 3, 2026, holders of the Company's common stock are entitled to one vote per share. As of December 31, 2025, holders of the Company’s Class A common stock were entitled to one vote per share while holders of the Company’s Class B common stock were entitled to 10,000 votes per share. In the event of a liquidation, dissolution, winding-up, or deemed liquidation event of the Company, proceeds available for distribution or allocation will be distributed or allocated among the common stockholders on a pro rata basis. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. As of July 3, 2026 and December 31, 2025, the Company has not declared dividends. Prior to the Reorganization, the Company was previously an S Corporation and treated as a pass-through entity for tax purposes. During the six months ended June 30, 2025, stockholder distributions for taxes totaled approximately $1.8 million, which is included within stockholder distributions in the consolidated statements of changes of stockholders’ equity.

14. RELATED PARTY TRANSACTIONS
In connection with the Reorganization, the Company issued 466 shares of Class B common stock to the Company’s CEO for cash proceeds of less than $0.1 million. Following the completion of the IPO, the Company redeemed the 466 shares of Class B common stock held by the Company’s CEO for less than $0.1 million of cash.
As of July 3, 2026 and December 31, 2025, Poly Labs, which is majority owned by the Company's CEO, owed the Company less than $0.1 million and $0.2 million, respectively, related to various management fees and other services provided by the Company to Poly Labs following the October 1, 2025 distribution date, which is included within related party receivables within the consolidated balance sheets. The related party receivable was non-interest bearing and contained no stated maturity date.
During the six months ended July 3, 2026, in connection with the Reorganization, the Company entered into a $2.4 million note payable with Anania & Associates Investment Company LLC. The AAI Note was repaid during the six months ended July 3, 2026. Refer to Note 12 – Debt for further information.
During the year ended December 31, 2025, the Company entered into a $1.7 million note payable with Poly Labs, which is majority owned by the Company’s CEO. The Poly Labs Note Payable was repaid on January 19, 2026. Refer to Note 12 – Debt for further information.
During the year ended December 31, 2023, the Company and an employee of the Company entered into a note receivable, which consisted of a note bearing interest at 1.5% with an initial maturity date of August 31, 2025. In November 2025, the parties agreed to extend the maturity date of the note to March 1, 2026. In May 2026, the parties agreed to extend the maturity date of the note to June 1, 2026. The note receivable was repaid during the three and six months ended July 3, 2026. As of December 31, 2025, the outstanding balance on the note receivable was approximately $0.2 million and was included in related party receivables on the consolidated balance sheet.
During the year ended December 31, 2023, the Company entered into a $20.0 million term note with Great Falls Property, LLC, which is owned by a principal stockholder. The loan proceeds were used to fund a portion of one of the Company’s 2023 acquisitions. On April 23, 2026, the Company repaid the Great Falls Term Loan, and the loan was terminated. Refer to Note 12 – Debt for further information.
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
15. STOCK – BASED COMPENSATION

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company has issued stock-based awards through several plans that are described in detail below. Stock-based compensation recognized under these plans was included within the following consolidated statements of operations line items for the three and six months ended July 3, 2026: $10.3 million and $10.9 million in general and administrative expenses, respectively, $3.6 million and $3.6 million in research and development expenses, respectively, and $0.3 million and $0.3 million in cost of goods sold, respectively. Stock-based compensation expense for the three and six months ended June 30, 2025 was included in general and administrative expenses. Stock-based compensation by award type is as follows (in thousands):

Stock-based compensation related to:	Three Months Ended July 3, 2026	Three Months Ended June 30, 2025	Six Months Ended July 3, 2026	Six Months Ended June 30, 2025
Stock-settled awards:
Restricted stock awards	$2,130	$383	$2,775	$383
Restricted stock units	774	—	774	—
Stock appreciation rights settled in shares	7,186	—	7,186	—
Total stock-settled awards	10,090	383	10,735	383
Stock appreciation rights settled in cash	4,063	—	4,063	—
Total stock-based compensation expense	$14,153	$383	$14,798	$383

Restricted Stock Awards

The Company granted restricted stock awards to employees under the 2025 Equity Incentive Plan, which was adopted on April 1, 2025, and assumed by the Company's 2026 Equity Incentive Plan on April 17, 2026. During the year ended December 31, 2025, the Company granted 530,890 shares of restricted stock to employees that included service-based vesting conditions and vest over a period of one to three years, subject to a cliff and potential acceleration upon a qualifying liquidity event, which in some circumstances included an initial public offering. The aggregate grant date fair value of restricted stock granted during the year ended December 31, 2025 with service-based vesting conditions was $4.6 million. In connection with the IPO, the vesting of 73,500 shares of restricted stock accelerated. During the year ended December 31, 2025, the Company granted 80,000 shares of restricted stock to employees that vest solely based on a performance-based vesting condition tied to a liquidity event, which in some circumstances included an initial public offering, which is not probable until it occurs. In connection with the IPO, the 80,000 shares of restricted stock with performance-based vesting conditions accelerated and the Company recognized $0.9 million of stock-based compensation expense during the three months ended July 3, 2026. In total, the Company recognized approximately $2.1 million and approximately $2.8 million of stock-based compensation expense related to restricted stock awards during the three and six months ended July 3, 2026, respectively. The Company recognized approximately $0.4 million and approximately $0.4 million of stock-based compensation expense related to restricted stock awards during the three and six months ended June 30, 2025, respectively. The following table summarizes changes in restricted stock activity, excluding awards with performance-based vesting conditions, during the six months ended July 3, 2026:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	530,890	$8.72
Granted	—	—
Vested	(73,500)	11.51
Cancelled	—	—
Unvested as of July 3, 2026	457,390	$8.77

The total fair value of 73,500 restricted stock awards that vested during the six months ended July 3, 2026 was $0.8 million. As of July 3, 2026, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
In connection with the IPO, the Company adopted the 2026 Equity Incentive Plan, which permits the Company to issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other types of awards (collectively, “awards”) to employees, consultants, or directors as compensation for services. The Company is permitted to issue up to a maximum number of shares of common stock underlying the awards of (A) 3,616,003 shares, plus (B) an increase commencing on January 1, 2027 and continuing annually on each anniversary thereof through and including January 1, 2036, equal to the lesser of (i) 3.0% of the shares of common stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. Restricted stock units generally vest over a period ranging from one to five years of service, and restricted stock units and stock appreciation rights granted under the Plan have a maximum contractual term of 10 years from the date of grant. Shares issued upon the exercise of stock options or stock appreciation rights, or upon the vesting of restricted stock units, are issued from authorized but unissued shares of common stock. The Company accounts for forfeitures of awards as they occur, which is applied on an entity-wide basis to all awards outstanding under the 2026 Equity Incentive Plan. The Company measures the fair value of stock options and stock appreciation rights using the Black-Scholes option-pricing model. Restricted stock units are measured at the closing price of the Company’s common stock on the date of grant. For the three and six months ended July 3, 2026, the Company recognized approximately $0.8 million and $0.8 million, respectively, of stock-based compensation related to restricted stock units.

The following table summarizes changes in restricted stock unit activity, during the six months ended July 3, 2026:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	—	$—
Granted	657,704	13.59
Vested	—	—
Cancelled	—	—
Unvested as of July 3, 2026	657,704	$13.59

As of July 3, 2026, there was approximately $8.0 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Appreciation Rights

The Company previously granted unit appreciation rights (“UARs”) in a consolidated subsidiary to certain employees which entitle the employees to cash payments upon the occurrence of a qualifying liquidity event. The Company accounted for these awards as a cash-settled profit-sharing bonus arrangement. For the three and six months ended June 30, 2025, no compensation expense was recorded in these consolidated financial statements related to the unit appreciation rights, as the Company determined that a qualifying liquidity event was not probable.
During the three and six months ended July 3, 2026, in connection with the Reorganization, the Company modified the UARs and issued replacement awards in the form of 987,700 stock appreciation rights (“SARs”) with an exercise price of $0.91 per SAR. Because the UARs were not probable of vesting and no compensation cost had been recognized prior to the modification, the Company measured the incremental compensation cost of the modification as the entire modification-date fair value of the replacement SARs. The SARs are accounted for as stock-based compensation and vest based upon a performance-based vesting condition tied to a qualifying liquidity event, including an initial public offering, which is not probable until it occurs. Upon the occurrence of the initial public offering, 677,280 SARs were settled with common stock (“equity-settled SARs”) and the remaining 310,420 SARs were settled in cash (“cash settled SARs’).

The equity-settled SARs had a modification date fair value was approximately $7.2 million. The fair value of the equity-settled SARs was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of 0.58 years, expected volatility of 44.7%, expected dividend yield of 0%, and a risk-free interest rate of 3.77%. Expected volatility was based on the implied volatility of a group of guideline public companies, as the Company does not have sufficient trading history in its own common stock. The cash settled SARs are classified as liability awards and the associated compensation cost is recognized based upon the fair value of the SARs when the performance-based vesting condition is probable of being met. In connection with the IPO, all outstanding SARs vested and the Company recognized approximately $11.2 million of stock-based compensation expense related to stock appreciation rights during the three and six months ended July 3, 2026, of which $4.1 million was settled in cash. As all outstanding SARs vested in connection with the IPO, there was no unrecognized compensation cost related to the SARs as of July 3, 2026.

16. NET (LOSS) INCOME PER SHARE
Basic and diluted net (loss) income per share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended July 3, 2026	Three Months Ended June 30, 2025	Six Months Ended July 3, 2026	Six Months Ended June 30, 2025
Numerator:
(Loss) income from continuing operations	$(4,488)	$2,130	$(4,826)	$3,983
Loss from discontinued operations	—	(890)	—	(1,546)
Net (loss) income	$(4,488)	$1,240	$(4,826)	$2,437
Denominator:
Weighted average shares outstanding – basic	28,414,861	20,123,187	24,223,725	20,123,187
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive securities	—	145,095	—	72,948
Weighted average shares outstanding – diluted	28,414,861	20,268,282	24,223,725	20,196,135
Net (loss) income per share – continuing operations:
Basic	$(0.16)	$0.11	$(0.20)	$0.20
Diluted	$(0.16)	$0.11	$(0.20)	$0.20
Net loss per share – discontinued operations:
Basic	$—	$(0.05)	$—	$(0.08)
Diluted	$—	$(0.05)	$—	$(0.08)
Net (loss) income per share:
Basic	$(0.16)	$0.06	$(0.20)	$0.12
Diluted	$(0.16)	$0.06	$(0.20)	$0.12
For the three months ended July 3, 2026, the weighted average shares outstanding – basic reflects 20,122,721 shares of common stock that were outstanding for the entire three month period, plus a weighted average of 9,857,142 shares issued upon execution of the IPO and 479,635 additional shares of common stock issued during the three months ended July 3, 2026, each weighted for the portion of the period such shares were outstanding. The Company reported a net loss for the period; therefore, the effect of all potential common shares was anti-dilutive and excluded from weighted average shares outstanding - diluted. Potential dilutive shares excluded from the computation of weighted average shares outstanding - diluted consisted of 457,390 restricted stock awards and 657,704 restricted stock units.

For the three months ended June 30, 2025, weighted average shares outstanding - basic includes 20,122,721 shares of Class A common stock and 466 shares of Class B common stock. For the three months ended June 30, 2025, weighted average shares outstanding - diluted included 145,095 incremental shares calculated under the treasury stock method, which reflects a weighted-average unrecognized compensation expense of $2.6 million associated with outstanding stock-based payment awards

For the six months ended July 3, 2026, weighted-average shares outstanding – basic reflects 20,122,721 shares of common stock that were outstanding for the entire six month period, plus a weighted average of 9,857,142 shares issued upon execution of the IPO and 479,635 additional shares of common stock issued during the six months ended July 3, 2026, each weighted for the portion of the period such shares were outstanding. The Company reported a net loss for the period; therefore, the effect of all potential common shares was anti-dilutive and excluded from weighted average shares outstanding - diluted. Potential dilutive shares excluded from the computation of diluted weighted average consisted of 457,390 restricted stock awards and 657,704 restricted stock units.
For the six months ended June 30, 2025, weighted average shares outstanding - basic includes 20,122,721 shares of Class A common stock of 20,122,721 shares and 466 shares of Class B common stock. For the six months ended June 30, 2025, the weighted average shares outstanding - diluted included 72,948 incremental shares calculated under the treasury stock method, which reflects a weighted-average unrecognized compensation expense of $1.1 million associated with outstanding stock-based payment awards.
Pro Forma Net (Loss) Income Per Share
The following pro forma net (loss) income per share information is presented for comparative purposes only and does not purport to be indicative of the results that would have been achieved had the Reorganization occurred at an earlier date, nor of future results.
The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 30, 2025	July 3, 2026	June 30, 2025
Numerator:
Net (loss) income	$(4,488)	$1,240	$(4,826)	$2,437
Income tax effects of Reorganization(a)	—	(86)	3,791	(169)
Pro forma net (loss) income	$(4,488)	$1,154	$(1,035)	$2,268

Denominator:
Pro forma weighted average common stock outstanding – basic(b)	28,414,861	20,123,187	24,223,725	20,123,187
Pro forma weighted average common stock outstanding – diluted(b,c)	28,414,861	20,268,282	24,223,725	20,196,135

Pro forma net (loss) income per share – basic	$(0.16)	$0.06	$(0.04)	$0.11
Pro forma net (loss) income per share – diluted	$(0.16)	$0.06	$(0.04)	$0.11
_______________________________________________________________________
(a)Following the Reorganization, the Company is subject to U.S. federal and applicable state income taxes. The adjustment for income taxes reflects the estimated income tax expense that would have been recognized had the Reorganization occurred on January 1, 2025, based on an effective tax rate of (91.5)% and (73.2)% for the three and six months ended July 3, 2026, and 6.95% for the three and six months ended June 30, 2025. No pro forma adjustment for income taxes was required for the three months ended July 3, 2026, as the Reorganization was already in effect for the entirety of that period, such that the Company's actual effective tax rate for the three months ended July 3, 2026 reflects its full corporate tax status without adjustment. The pro forma effective tax rate for the six months ended July 3, 2026 represents the Company's actual effective tax rate for the period, excluding the effect of the deferred tax adjustment of $3.5 million, which was recognized in the period of the Reorganization and does not reflect ongoing income tax expense, and other discrete tax impacts of $0.3 million related to the Reorganization. Because the Reorganization occurred during the three months ended April 3, 2026, these amounts are fully reflected within the six month period and no incremental adjustment relates to the three months ended July 3, 2026. For the three and six months ended June 30, 2025, the difference between the U.S. federal statutory rate of 21.0% and the effective tax rate of 6.95% is primarily driven by a 15.45% reduction due to federal tax credits, partially offset by other immaterial rate items of 1.4%, including state taxes and permanent differences. The pro forma income tax effect for the three and six months ended June 30, 2025 includes the results of discontinued operations.

(b)Pro Forma as adjusted weighted average common stock outstanding (basic and diluted) reflects the Reorganization as if it occurred on January 1, 2025, including the impact of the Reorganization, resulting in 20,122,721 shares of Class A common stock issued and outstanding and 466 shares of Class B common stock issued and outstanding.
(c)The potential impact on the pro forma weighted average common stock outstanding (diluted) of 657,704 shares of restricted stock units, 457,390 restricted stock awards, and 677,280 of stock appreciation rights were evaluated under the treasury stock method. There was no impact of dilutive shares for the three and six months ended July 3, 2026, as the Company operated at a net loss for both periods. For the three and six months ended June 30, 2025, the Company determined that the impact represented 145,095 and 72,948 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $2.6 million and $1.1 million, respectively, and the estimated fair value of our common stock for the period.
17. INCOME TAXES
The Company’s domestic and foreign net loss before income tax (benefit) provision for the three and six months ended July 3, 2026 consists of the following (in thousands):

	Three Months Ended July 3, 2026	Six Months Ended July 3, 2026
Domestic	$(7,954)	$(3,596)
Foreign	(284)	(270)
Total	$(8,238)	$(3,866)
The Company’s income tax (benefit) provision for the three and six months ended July 3, 2026 consists of the following (in thousands):

	Three Months Ended July 3, 2026	Six Months Ended July 3, 2026
Current
Federal	$(3,050)	$(3,050)
State	(29)	23
Foreign	—	—
Total current	(3,079)	(3,027)
Deferred
Federal	(647)	3,988
State	(19)	88
Foreign	(5)	(89)
Total deferred	(671)	3,987
Total income tax (benefit) provision	$(3,750)	$960
The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

July 3, 2026
Deferred tax assets:
Lease liabilities	$2,672
Accrued expenses and other reserves	1,668
Tax credits	906
Deferred revenue	722
Stock-based compensation	549

Net operating loss carryforwards	89
Other	237
Total deferred tax assets	6,843
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(6,806)
Right-of-use assets	(2,545)
Unrealized gains	(1,055)
Intangible assets	(237)
Other	(187)
Total deferred tax liabilities	(10,830)
Net deferred tax liabilities	$(3,987)
The amounts recorded as deferred tax assets as of July 3, 2026 represent the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income. The Company had gross deferred tax assets of approximately $6.8 million as of July 3, 2026, which it believes are more likely than not to be realized. Management reviews the recoverability of deferred tax assets during each reporting period.
The actual tax provision for the three and six months ended July 3, 2026 differs from that derived from using a U.S federal statutory rate of 21% to income before income tax expense as follows (in thousands):

	Three Months Ended July 3, 2026		Six Months Ended July 3, 2026
U.S. federal statutory rate	$(1,730)	21.0%	$(812)	21.0%
Increase (decrease) in income taxes resulting from:
State and local income tax, net of federal income tax effect	(101)	1.2	(69)	1.8
Foreign tax effects:
Germany	(40)	0.5	(26)	0.7
Effect of changes in tax laws or rates enacted in the current period (net deferred tax liabilities established in connection with the Reorganization)		—	3,533	(91.4)
Effect of cross-border tax laws:
Global Intangible low-taxed income	(60)	0.7	(53)	1.4
Foreign-derived intangible income	209	(2.5)	140	(3.6)
Nontaxable or nondeductible items:
Tax credits	409	(5.0)	269	(7.0)
Stock-based compensation	(831)	10.1	(756)	19.6
Officers compensation	(792)	9.6	(792)	20.5
Other	(73)	0.9	(49)	1.3
Income from debt forbearance	—	—	258	(6.7)
Other reconciling items	(741)	9.1	(683)	17.8
Effective tax rate	$(3,750)	45.6%	$960	(24.8)%
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

The tax benefit recognized during the interim period was driven primarily by the year-to-date pretax loss incurred through July 3, 2026. However, the Company’s estimated annual effective tax rate is based on forecasted full-year results, including projected income in subsequent interim periods. As a result, the Company recorded an interim tax benefit through July 3, 2026, while continuing to forecast income tax expense for the fiscal year ending January 1, 2027.

Prior to the reorganization, the Company operated as an S corporation (treated as a partnership for U.S. federal income tax purposes) and, accordingly, was not subject to U.S. federal entity-level income taxation during the periods preceding the IPO.

18. COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of business, the Company may become subject to various claims and litigation. The Company may also become subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for claims or other contingencies when the risk of loss is probable and the amount can be reasonably estimated. Legal fees are expensed as incurred. As of July 3, 2026 and December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Retirement Plans
The Company and its subsidiaries maintain defined contribution 401(k) plans for eligible employees. Eligibility generally requires employees to be at least 21 years of age and to have completed a minimum service period. The plans provide for employer matching contributions, which are recognized as expense when incurred.
Total matching contributions for the three months ended July 3, 2026 and June 30, 2025, was approximately $0.6 million and $0.7 million, respectively, of which approximately $0.5 million and $0.5 million, respectively, were included within cost of goods sold, less than $0.1 million and less than $0.1 million, respectively, were included in general and administrative expenses, less than $0.1 million and less than $0.1 million, respectively, were included in sales and marketing, and less than $0.1 million and less than $0.1 million, respectively were included in research and development in the consolidated statements of operations.
Total matching contributions for the six months ended July 3, 2026 and June 30, 2025, was approximately $1.3 million and $1.5 million, respectively, of which approximately $1.0 million and $1.2 million, respectively, were included within cost of goods sold, $0.1 million and $0.1 million, respectively, were included in general and administrative expenses, $0.1 million and less than $0.1 million, respectively, were included in sales and marketing, and less than $0.1 million and less than $0.1 million, respectively were included in research and development in the consolidated statements of operations.

As of July 3, 2026 all matching contributions had been paid and as of December 31, 2025, all matching contributions had been paid except for approximately $0.1 million, which remained unpaid and was included in accrued expenses and other current liabilities in the consolidated balance sheets.

Additionally, the Company makes contributions to a union retirement plan on behalf of its union employees at fixed rates based on hours worked. During the three months ended July 3, 2026 and June 30, 2025, expenses associated with these contributions totaled approximately $0.1 million for both periods. During the six months ended July 3, 2026 and June 30, 2025, expenses associated with these contributions totaled approximately $0.2 million for both periods.

Supplier Agreement
In 2024, the Company entered into a five-year supply agreement with a vendor for the purchase of raw materials. Pursuant to the terms of the agreement, the Company made a prepayment of approximately $0.7 million, which will be applied against future purchases in accordance with the contractual schedule. As of July 3, 2026 and December 31, 2025, approximately $0.5 million and $0.6 million, respectively, of the prepayment is classified as other assets, and as of December 31, 2025, approximately $0.1 million is included in prepaid and other current assets in the consolidated balance sheets.
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
The following tables (i) summarize total revenues by segment, (ii) reconcile each segment’s revenues to their respective segment operating income, including segment operating expenses, (iii) reconcile each segment’s income from continuing operations before taxes and (iv) reconcile (loss) income from continuing operations for the three and six months ended July 3, 2026 and June 30, 2025 (in thousands):

	Three Months Ended July 3, 2026
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$41,378	$6,859	$—	$48,237
Revenue – Over time	15,669	2,495	—	18,164
Total revenue	57,047	9,354	—	66,401
Cost of goods sold	42,131	7,660	—	49,791
Gross profit	14,916	1,694	—	16,610
Operating expenses:
General and administrative(1)	3,298	1,626	12,856	17,780
Research and development(2)	4,056	265	—	4,321
Sales and marketing	1,371	579	187	2,137
Operating expenses	8,725	2,470	13,043	24,238
Operating income (loss)	6,191	(776)	(13,043)	(7,628)
Interest expense (income)	361	66	(300)	127
Interest expense – related party	99	—	134	233
Change in fair value of derivative asset	—	—	881	881
Gain on remeasurement of fair value of marketable securities	—	—	(445)	(445)
Other (income) expense, net	(49)	(33)	(104)	(186)
Income (loss) from continuing operations before taxes	5,780	(809)	(13,209)	(8,238)
Income tax benefit	—	—	(3,750)	(3,750)
Income (loss) from continuing operations	$5,780	$(809)	$(9,459)	$(4,488)
_______________________________________________________________________
(1)Includes stock-based compensation of approximately $10.3 million, of which $10.0 million, $0.2 million, and $0.1 million were included within the Corporate and Other segment, CMC, and EMP segment, respectively.
(2)Includes stock-based compensation of approximately $3.6 million, all included in the CMC segment.

	Three Months Ended June 30, 2025
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$32,518	$6,927	$—	$39,445
Revenue – Over time	9,187	498	—	9,685
Total revenue	41,705	7,425	—	49,130
Cost of goods sold	33,599	5,384	—	38,983
Gross profit	8,106	2,041	—	10,147
Operating expenses:
General and administrative	2,135	1,028	853	4,016
Research and development	675	334	—	1,009
Sales and marketing	1,146	585	145	1,876
Operating expenses	3,956	1,947	998	6,901
Operating income (loss)	4,150	94	(998)	3,246
Interest expense	609	95	89	793
Interest expense (income) – related party	377	50	(50)	377
Loss on remeasurement of the fair value of marketable securities	—	—	23	23
Other (income) expense, net	(26)	(32)	(19)	(77)
Income (loss) from continuing operations before taxes	3,190	(19)	(1,041)	2,130
Income tax provision	—	—	—	—
Income (loss) from continuing operations	$3,190	$(19)	$(1,041)	$2,130

	Six Months Ended July 3, 2026
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$72,555	$13,139	$—	$85,694
Revenue – Over time	32,698	4,016	—	36,714
Total revenue	105,253	17,155	—	122,408
Cost of goods sold	80,546	13,404	—	93,950
Gross profit	24,707	3,751	—	28,458
Operating expenses:
General and administrative(1)	5,990	3,044	15,814	24,848
Research and development(2)	4,574	595	2	5,171
Sales and marketing	2,737	1,127	340	4,204
Operating expenses	13,301	4,766	16,156	34,223
Operating income (loss)	11,406	(1,015)	(16,156)	(5,765)
Interest expense (income)	903	155	(318)	740
Interest expense – related party	467	78	315	860
Change in fair value of derivative asset	—	—	(2,214)	(2,214)
Gain on remeasurement of fair value of marketable securities	—	—	(1,081)	(1,081)
Other income, net	(38)	(62)	(104)	(204)
Income (loss) from continuing operations before taxes	10,074	(1,186)	(12,754)	(3,866)
Income tax provision	—	4	956	960
Income (loss) from continuing operations	$10,074	$(1,190)	$(13,710)	$(4,826)
____________________________________________________________________
(1)Includes stock-based compensation of approximately $10.9 million, of which $10.6 million, $0.2 million, and $0.1 million were included within the Corporate and Other segment, CMC segment, and EMP segment, respectively.
(2)Includes stock-based compensation of approximately $3.6 million, all included in the CMC segment..

	Six Months Ended June 30, 2025
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$65,578	$13,138	$—	$78,716
Revenue – Over time	15,240	1,561	—	16,801
Total revenue	80,818	14,699	—	95,517
Cost of goods sold	66,795	9,964	—	76,759
Gross profit	14,023	4,735	—	18,758
Operating expenses:
General and administrative	3,780	2,319	1,176	7,275
Research and development	1,152	668	—	1,820
Sales and marketing	2,350	921	288	3,559
Operating expenses	7,282	3,908	1,464	12,654
Operating income (loss)	6,741	827	(1,464)	6,104
Interest expense	944	190	169	1,303
Interest expense (income) – related party	769	105	(81)	793
Loss on remeasurement of the fair value of marketable securities	—	—	23	23
Other (income) expense, net	24	(57)	35	2
Income (loss) from continuing operations before taxes	5,004	589	(1,610)	3,983
Income tax provision	—	—	—	—
Income (loss) from continuing operations	$5,004	$589	$(1,610)	$3,983

For the three months ended July 3, 2026, there was one customer related to the CMC segment that accounted for more than 10% of the Company’s total revenue, accounting for approximately 11% of total revenue for the period. For the three months ended June 30, 2025, there was one customer related to the CMC segment that accounted for more than 10% of the Company’s total revenue, accounting for approximately 12% of the total revenue for the period.

For the six months ended July 3, 2026, there was one customer related to the CMC segment that accounted for more than 10% of the Company’s total revenue, accounting for approximately 11% of total revenue for the period. For the six months ended June 30, 2025, there was one customer related to the CMC segment that accounted for more than 10% of the Company’s total revenue, accounting for approximately 12% of the total revenue for the period.

Depreciation and amortization expense by segment for the three and six months ended July 3, 2026 and June 30, 2025 were as follows (in thousands):

	Three Months Ended July 3, 2026
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$1,584	$272	$—	$1,856
Total depreciation and amortization	$1,584	$272	$—	$1,856

	Three Months Ended June 30, 2025
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$1,333	$278	$—	$1,611
Total depreciation and amortization	$1,333	$278	$—	$1,611

	Six Months Ended July 3, 2026
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$3,216	$560	$3	$3,779
Total depreciation and amortization	$3,216	$560	$3	$3,779

	Six Months Ended June 30, 2025
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$2,648	$567	$—	$3,215
Total depreciation and amortization	$2,648	$567	$—	$3,215

Total assets for the Company’s business segments, as of July 3, 2026 and December 31, 2025, were as follows (in thousands):

	July 3, 2026
	CMC	EMP	Corporate and Other	Total
Total assets	$144,335	$13,989	$125,904	$284,228

	December 31, 2025
	CMC	EMP	Corporate and Other	Total
Total assets	$148,704	$26,322	$620	$175,646
Capital expenditures net of grants proceeds, by segment during the six months ended July 3, 2026 and June 30, 2025 were as follows (in thousands):

	Six Months Ended July 3, 2026
	CMC	EMP	Corporate and Other	Total
Purchases of property, plant and equipment, net of grant proceeds	$3,039	$102	$—	$3,141

	Six Months Ended June 30, 2025
	CMC	EMP	Corporate and Other	Total
Purchases of property, plant and equipment, net of grant proceeds	$4,490	$101	$11	$4,602
The accounting policies of the business segments are the same as those for the Company.

As of July 3, 2026 and December 31, 2025, geographic information about long-lived assets associated with particular regions are as follows (in thousands):

	July 3, 2026
	United States	Europe	Total
Property, plant and equipment, net	$42,372	$85	$42,457
Operating lease right-of-use assets	11,768	9	11,777
Intangible assets, net	6,322	236	6,558
Goodwill	2,686	1,841	4,527
Deferred tax assets, net	—	88	88
Other assets	724	—	724
Total long-lived assets	$63,872	$2,259	$66,131

	December 31, 2025
	United States	Europe	Total
Property, plant and equipment, net	$42,342	$—	$42,342
Operating lease right-of-use assets	10,570	16	10,586
Intangible assets, net	6,922	262	7,184
Goodwill	2,685	1,898	4,583
Other assets	878	—	878
Total long-lived assets	$63,397	$2,176	$65,573

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
On January 2, 2026 (the following actions and transactions collectively termed the “Reorganization”):
•AAI distributed the membership interests in Elmet Tech and Microwave Techniques that it held to A&A in redemption of A&A’s interests in AAI, which resulted in A&A becoming the direct, rather than indirect, owner of the Elmet Tech and Microwave Techniques membership interests previously held by AAI, as well as A&A no longer being a member of AAI;
•We adopted our amended and restated certificate of incorporation, which, among other things, bifurcated our common stock into two classes, Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and Class B Common Stock, par value $0.001 per share (“Class B Common Stock”), with the Class A Common Stock having one vote per share and the Class B Common Stock having 10,000 votes per share but no economic rights;
•We issued to Mr. Anania 466 shares of Class B Common Stock for an aggregate consideration of $25,000 (the “Subscription Agreement”); and
•We directly acquired all of the (i) outstanding membership interests of each of Elmet Tech and Microwave Techniques and (ii) the outstanding stock of A&A (together, the “Contributed Interests”) in exchange for, in each case, shares of Class A Common Stock pursuant to a Contribution Agreement among the Company, the members of Elmet Tech, the members of Microwave Techniques and the stockholders of A&A (the “Contribution Agreement”) and the cancellation of all of A&A’s membership interests in Elmet Tech and Microwave Techniques.

The diagram below depicts the material aspects of our corporate structure after giving effect to the Reorganization and the IPO (as defined below).
Recent Developments
Initial Public Offering
On April 23, 2026, we completed our initial public offering (“IPO”) of 9,857,142 shares of our common stock, which includes 1,285,714 sold by us pursuant to the exercise of the underwriters’ over-allotment option which was exercised in full, at a public offering price of $14.00 per share. The IPO resulted in net proceeds to us of $128.2 million after deducting the underwriting discounts and commissions and before deducting offering costs of $2.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In connection with the IPO, we also granted Cantor Fitzgerald & Co., as representative of the underwriters, a warrant to purchase up to 147,857 shares of common stock (the “Underwriter’s Warrant”) that has an exercise price per share equal to 125% of the public offering price of $14.00 per share, or $17.50 per share. The Underwriter’s Warrant is not exercisable for a period of 180 days following the IPO date and expire four years from the date of issuance. In connection with the IPO, we redeemed all issued and outstanding shares of Class B common stock from Mr. Anania for $25,000 and consolidated and reclassified all Class A and Class B common stock into a single class of $0.001 par value common stock.
Change in Fiscal Year
On May 19, 2026, our Board of Directors approved a change in our fiscal year end from December 31 to a 4-4-5 fiscal calendar, whereby each three months consists of thirteen weeks grouped into two four-week months and one five-week month. Under the new fiscal calendar, our fiscal year ends on the Friday closest to December 31. The first fiscal year under the new calendar began on January 1, 2026, and ends on January 1, 2027. As a result of this change, our three months ending April 3, 2026, July 3, 2026 and October 2, 2026, may include an additional or lesser number of days compared to the prior year quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, and accordingly, results for these periods may not be fully comparable to those of the prior year periods primarily due to the change in the number of days included in those periods. Our subsidiaries that have a fiscal year end different from that of our Company’s are consolidated using financial statements for periods that are within three months of our Company’s fiscal year end, with adjustments for material transactions, if any. This change was implemented to better align the Company’s accounting operations with quarterly public reporting requirements and to improve comparability of financial performance. The change in fiscal year will not impact our previously issued financial statements or tax reporting.
Our unaudited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after July 3, 2026, including those resulting from the continuing impacts of the currently unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.
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
•the cost and availability of raw materials and components;
•the productivity and availability of skilled labor;
•the complexity of the work to be performed;
•our subcontractors’ capacities, capabilities and lead times;
•equipment & tooling durability, capabilities and lead times to procure;
•schedule requirements;
•robustness of public utilities supporting our factories; and
•our ability to protect against and respond to threats to our IT infrastructure and our confidential and proprietary information.
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
Results of Operations
Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth, for the three months ended July 3, 2026 and June 30, 2025, our results of continuing operations, including presentation of the changes in between reporting periods:

	Three Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Revenue	$66,401	100.0%	$49,130	100.0%	$17,271	35.2%
Cost of goods sold	49,791	75.0%	38,983	79.3%	10,808	27.7%
Gross profit	16,610	25.0%	10,147	20.7%	6,463	63.7%
Operating expenses
General and administrative	17,780	26.8%	4,016	8.2%	13,764	342.7%
Research and development	4,321	6.5%	1,009	2.1%	3,312	328.2%
Sales and marketing	2,137	3.2%	1,876	3.8%	261	13.9%
Total operating expenses	24,238	36.5%	6,901	14.1%	17,337	251.2%
Operating (loss) income	(7,628)	(11.5)%	3,246	6.6%	(10,874)	(335.0)%
Other expense, net:
Interest expense	127	0.2%	793	1.6%	(666)	(84.0)%
Interest expense – related party	233	0.4%	377	0.8%	(144)	(38.2)%
Change in fair value of derivative asset	881	1.3%	—	—%	881	n/m
(Gain) loss on remeasurement of fair value of marketable securities	(445)	(0.7)%	23	—%	(468)	n/m
Other income, net	(186)	(0.3)%	(77)	(0.2)%	(109)	(141.6)%
Total other expense, net	610	0.9%	1,116	2.3%	(506)	(45.3)%
Income (loss) from continuing operations before taxes	(8,238)	(12.4)%	2,130	4.3%	(10,368)	(486.8)%
Income tax provision benefit	(3,750)	(5.6)%	—	—%	(3,750)	n/m
(Loss) income from continuing operations	$(4,488)	(6.8)%	$2,130	4.3%	$(6,618)	(310.7)%
n/m = not meaningful
Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the six months ended July 3, 2026 and June 30, 2025, our results of continuing operations, including presentation of the changes in between reporting periods:

	Six Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Revenue	$122,408	100.0%	$95,517	100.0%	$26,891	28.2%
Cost of goods sold	93,950	76.8%	76,759	80.3%	17,191	22.4%
Gross profit	28,458	23.2%	18,758	19.7%	9,700	51.7%
Operating expenses
General and administrative	24,848	20.3%	7,275	7.7%	17,573	241.6%
Research and development	5,171	4.2%	1,820	1.9%	3,351	184.1%
Sales and marketing	4,204	3.4%	3,559	3.7%	645	18.1%
Total operating expenses	34,223	27.9%	12,654	13.3%	21,569	170.5%
Operating (loss) income	(5,765)	(4.7)%	6,104	6.4%	(11,869)	(194.4)%
Other (income) expense, net:
Interest expense	740	0.6%	1,303	1.4%	(563)	(43.2)%
Interest expense – related party	860	0.7%	793	0.8%	67	8.4%
Change in fair value of derivative asset	(2,214)	(1.8)%	—	—%	(2,214)	n/m
(Gain) loss on remeasurement of fair value of marketable securities	(1,081)	(0.9)%	23	—%	(1,104)	n/m
Other (income) expense, net	(204)	(0.2)%	2	—%	(206)	n/m
Total other (income) expense, net	(1,899)	(1.6)%	2,121	2.2%	(4,020)	(189.5)%
Income (loss) from continuing operations before taxes	(3,866)	3.1%	3,983	4.2%	(7,849)	(197.1)%
Income tax provision	960	0.8%	—	—%	960	n/m
(Loss) income from continuing operations	$(4,826)	(3.9)%	$3,983	4.2%	$(8,809)	(221.2)%
n/m = not meaningful
Revenues

Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2026

Revenues for the three months ended July 3, 2026, increased $17.3 million, or 35.2%, compared to the three months ended June 30, 2025. Our EMP division saw an increase of $1.9 million, or 26.0%, driven by radar components and industrial microwave systems for tempering and drying. Our CMC division revenues for the three months ended July 3, 2026, increased $15.3 million, or 36.8%, compared to the three months ended June 30, 2025, driven by increases in isothermal forging dies for aerospace applications, molybdenum powder products in our medical end market, increased shipments with key missile programs Javelin and Hellfire and favorable pricing impacts associated with tungsten products in general.

Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2026

Revenues for the six months ended July 3, 2026, increased $26.9 million, or 28.2%, compared to the six months ended June 30, 2025. Our EMP division saw an increase of $2.5 million, or 16.7%, driven by industrial microwave systems for tempering and drying. Our CMC division revenues for the six months ended July 3, 2026, increased $24.4 million, or 30.2%, compared to the six months ended June 30, 2025, driven by increases in isothermal forging dies for aerospace applications, molybdenum powder products in our medical end market, increased shipments with key missile programs Next Generation Interceptor, Javelin and Hellfire and favorable pricing impacts associated with tungsten products in general.

Revenue by Market
For our CMC and EMP divisions, we track our revenue and customers for our operating divisions across five key markets. We develop sales strategies for each and incentivize our sales resources to profitably grow our business. The following tables demonstrate revenues by markets for the three month and six month periods ended July 3, 2026 and June 30, 2025.
Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Aerospace, Defense & Government	$26,076	39.3%	$22,181	45.1%	$3,895	17.6%
Industrial	24,599	37.0%	14,999	30.5%	9,600	64.0%
Medical	11,073	16.7%	8,089	16.5%	2,984	36.9%
Semiconductor & Electronics	3,666	5.5%	2,349	4.8%	1,317	56.1%
Energy	987	1.5%	1,512	3.1%	(525)	(34.7)%
Total	$66,401	100.0%	$49,130	100.0%	$17,271	35.2%

Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Aerospace, Defense & Government	$48,890	39.9%	$40,200	42.1%	$8,690	21.6%
Industrial	42,203	34.5%	30,853	32.3%	11,350	36.8%
Medical	21,795	17.8%	18,313	19.2%	3,482	19.0%
Semiconductor & Electronics	6,312	5.2%	3,611	3.8%	2,701	74.8%
Energy	3,208	2.6%	2,540	2.6%	668	26.3%
Total	$122,408	100.0%	$95,517	100.0%	$26,891	28.2%

Aerospace, Defense and Government

Aerospace, Defense and Government revenues increased $3.9 million, or 17.6%, but decreased as a percentage of our business from 45.1% to 39.3% in the three months ended July 3, 2026, as compared to the prior year period. Growth was driven by increased sales to larger defense programs including the Hellfire and Javelin along with favorable pricing impacts associated with tungsten products in general.

Aerospace, Defense and Government revenues increased $8.7 million, or 21.6%, but decreased as a percentage of our business from 42.1% to 39.9% in the six months ended July 3, 2026, as compared to the prior year period. Growth was driven by increased sales to larger defense programs including the Hellfire, Javelin and Next Generation Interceptor along with favorable pricing impacts associated with tungsten products in general.

Industrial

Industrial revenues increased $9.6 million, or 64.0%, and increased as a percentage of our business from 30.5% to 37.0% in the three months ended July 3, 2026, as compared to the prior year period. We saw higher sales of industrial microwave systems for tempering and drying, increased EMP sales into communications end applications, along with favorable pricing impacts associated with tungsten products.

Industrial revenues increased $11.4 million, or 36.8%, and increased as a percentage of our business from 32.3% to 34.5% in the six months ended July 3, 2026, as compared to the prior year period. Drivers of the increase were consistent with the drivers from the previously stated three month comparisons.

Medical

Medical revenues increased $3.0 million, or 36.9%, and increased as a percentage of our business from 16.5% to 16.7% in the three months ended July 3, 2026, as compared to the prior year period.

For the six months ended July 3, 2026, revenues increased $3.5 million, or 19.0%, and decreased as a percentage of our business from 19.2% to 17.8%, as compared to the prior year period. Changes in revenue for both comparable periods were substantially driven by one long term customer's variable demand.

Semiconductor and Electronics

Semiconductor and Electronics revenues increased $1.3 million, or 56.1%, and increased as a percentage of our business from 4.8% to 5.5% in the three months ended July 3, 2026, as compared to the prior year period. Increases were driven by demand from semiconductor capacitor customers and favorable pricing impacts associated with tungsten products.

Semiconductor and Electronics revenues increased $2.7 million, or 74.8%, and increased as a percentage of our business from 3.8% to 5.2% in the six months ended July 3, 2026, as compared to the prior year period. Drivers of the increase were consistent with the drivers from the previously stated three month comparisons.

Energy

Energy revenues decreased $(0.5) million, or (34.7)%, and decreased as a percentage of our business from 3.1% to 1.5% in the three months ended July 3, 2026, as compared to the prior year period.

Revenues increased $0.7 million, or 26.3% and remained consistent as a percentage of our business from 2.6% to 2.6% for the six months ended July 3, 2026, as compared to the prior year period. Both comparable periods reflect normal fluctuations in this developing end market with changes distributed across multiple customers in both the oil and gas and nuclear sub-markets.

Shipments by Geography, Material and Type
For our CMC and EMP divisions, we track our shipments of products by geography and material type. It is important to note that this tracking is based on physical shipments and is not reconciled back to revenue timing adjustments associated with ASC 606, Revenue from Contracts with Customers. These metrics are intended to provide relative versus absolute changes and are therefore expressed as percentages versus dollars. We use these metrics to help navigate the impacts of global supply chain disruptions and capital allocation.
Shipments by Geography

Shipments based on major geographic territory as a percentage of total shipments for the three and six months ended July 3, 2026, as compared to the prior year periods, saw an increase in the Americas from 85.4% to 87.3% and 84.5% to 86.4%, respectively, driven by increased shipments into various Aerospace, Defense and Government programs, industrial microwave systems for tempering and drying and tungsten pricing impacts. Shipments to Europe saw a decrease as a percentage of total shipments for the three and six months ended July 3, 2026 as compared to the prior year periods, from 10.6% to 8.7% and 11.3% to 9.7%, respectively. However, gross shipments to Europe increased 22.3%, or $1.1 million, and 26.6%, or $1.0 million, for the three and six month periods as compared to the respective prior year periods, driven by multiple customers within our EMP segment.

Shipments by Type of Materials and Services

Shipments composition based on the type of materials and services as a percentage of total shipments for the three and six months ended July 3, 2026, as compared to the prior year periods, saw an increase in molybdenum from 54.0% to 59.4% and 56.6% to 59.4%, respectively. This was primarily driven by increased volumes with the Javelin and Hellfire missile programs and isothermal forging dies for aerospace customers. Tungsten also saw growth for the three and six month period-over-periods from 18.6% to 19.3% and 17.2% to 18.7%, respectively, driven by pricing increases associated with material input costs and increased volumes across multiple Aerospace, Defense and Government customers. Microwave products saw a decrease for the three and six month period-over-periods from 16.6% to 13.5% and 16.1% to 13.8%, respectively, primarily driven by a lower rate of growth compared to molybdenum and tungsten. Other materials and services saw a decrease for the three and six month period-over-periods from 10.8% to 7.8% and 10.1% to 8.1%, respectively, driven by a lower rate of growth compared to molybdenum and tungsten.

Cost of Goods Sold and Gross Profit

Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2025

Costs of goods sold for the three months ended July 3, 2026 increased $10.8 million, or 27.7%, compared to the prior year period. Gross profit margin improved from 20.7% for the six months ended June 30, 2025, to 25.0% for the six months ended July 3, 2026.

EMP saw an increase in cost of goods sold for the three months ended July 3, 2026 of $2.3 million, or 42.3%, associated with an increase of $1.9 million, or 26.0%, in revenue compared to the prior year period, resulting in a decrease of $0.4 million, or 17.0%, in gross profit between the three months ended July 3, 2026 and the prior year period. This was driven by a shift in product mix within the division toward lower-margin industrial products, a rapid increase in aluminum and copper material input pricing as well as operating throughput challenges at one of our facilities, which resulted in a decrease in EMP’s gross profit margin from 27.5% for the three months ended June 30, 2025, to 18.1% for the three months ended July 3, 2026.

CMC cost of goods sold for the three months ended July 3, 2026 increased $8.5 million, or 25.4%, associated with an increase of $15.3 million, or 36.8%, in revenue compared to the prior year period, resulting in an increase of $6.8 million, or 84.0%, in gross profit between the three months ended July 3, 2026 and the prior year period. This change was primarily driven by active sourcing and pricing management of the tungsten supply chain during the rapid increase in tungsten concentrate price over the first three months of 2026, as well as increased demand and productivity gains which together increased CMC’s gross profit margin from 19.4% for the three months ended June 30, 2025, to 26.1% for the three months ended July 3, 2026.

Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2025

Costs of goods sold for the six months ended July 3, 2026 increased $17.2 million, or 22.4%, compared to the prior year period. Gross profit margin improved from 19.7% for the six months ended June 30, 2025, to 23.2% for the six months ended July 3, 2026.

EMP saw an increase in cost of goods sold for the six months ended July 3, 2026 of $3.5 million, or 34.5%, associated with an increase of $2.5 million, or 16.7%, in revenue compared to the prior year period, resulting in a decrease of $1.0 million, or 20.8%, in gross profit between the six months ended July 3, 2026 and the prior year period. This was driven by a shift in product mix within the division toward lower-margin industrial products, a rapid increase in aluminum and copper material input pricing as well as operating throughput challenges at one of our facilities, which together resulted in a decrease in EMP’s gross profit margin from 32.2% for the six months ended June 30, 2025, to 21.9% for the six months ended July 3, 2026.

CMC cost of goods sold for the six months ended July 3, 2026 increased $13.7 million, or 20.6%, associated with an increase of $24.4 million, or 30.2%, in revenue compared to the prior year period, resulting in an increase of $10.7 million, or 76.2%, in gross profit between the six months ended July 3, 2026 and the prior year period. This change was primarily driven by active sourcing and pricing management of the tungsten supply chain during the rapid increase in tungsten concentrate price over the first three months of 2026, increased demand from key missile programs Next Generation Interceptor, Javelin and Hellfire, and productivity gains which together increased CMC’s gross profit margin from 17.3% for the six months ended June 30, 2025, to 23.5% for the six months ended July 3, 2026.

General and Administrative Expenses

General and administrative expenses increased $13.8 million, or 342.7%, for the three months ended July 3, 2026, compared to the prior year period. The increase was primarily a result of approximately $10.3 million related to stock-based compensation incurred in connection with the acceleration of certain vesting criteria associated with the IPO, during the three months ended July 3, 2026. Additional general and administrative expenses growth was attributable to the increase of staffing and professional services to support public company compliance.
General and administrative expenses increased $17.6 million, or 241.6%, for the six months ended July 3, 2026, compared to the prior year period. The increase was primarily a result of approximately $10.9 million related to stock-based compensation incurred in connection with the acceleration of certain vesting criteria associated with the IPO, during the six months ended July 3, 2026. Additionally, general and administrative expenses growth was attributable to the increase of staffing and professional services to support public company compliance, which included $0.8M of one-time costs associated with third-party accounting and legal assistance in preparation for the IPO.
Research and Development
Research and development expenses increased $3.3 million, or 328.2% for the three months ended July 3, 2026, compared to the prior year period. The increase was primarily related to stock-based compensation incurred in connection with the acceleration of certain vesting criteria associated with the IPO, during the three month period ending July 3, 2026 as compared to the prior year period.

Research and development expenses increased $3.4 million, or 184.1%, for the six months ended July 3, 2026 compared to the prior year period. The increase was primarily related to stock-based compensation incurred in connection with the acceleration of certain vesting criteria associated with the IPO, during the six month periods ending July 3, 2026 as compared to the prior year periods.

Sales and Marketing

Sales and marketing expenses increased $0.3 million, or 13.9%, for the three months ended July 3, 2026, compared to the prior year period. This increase was due to variable sales compensation associated with sales growth and the expansion of our sales team in support of our strategy.
Sales and marketing expenses increased $0.6 million, or 18.1%, for the six months ended July 3, 2026, compared to the prior year period. This increase was due to variable sales compensation associated with sales growth and the expansion of our sales team in support of our strategy

Interest Expense

Interest expense decreased $0.7 million or 84.0% for the three months ended July 3, 2026, compared to the prior year period. The decrease was primarily attributable to debt repayments made in the current year compared to the same prior year period.
Interest expense decreased $0.6 million or 43.2% for the six months ended July 3, 2026, compared to the prior year period. The decrease was primarily attributable to debt repayments made in the current year compared to the same prior year period.
Interest Expense — Related Party
Related party interest expense decreased $0.1 million, or 38.2%, for the three months ended July 3, 2026, compared to the prior year period. This was primarily attributable to repayment of the CEO Line of Credit following the IPO.
Related party interest expense increased $0.1 million, or 8.4% for the six months ended July 3, 2026, compared to the prior year period. This was primarily attributable to increased interest paid on the CEO Line of Credit due to an increased balance incurred in the fourth quarter of 2025.
Change in Fair Value of Derivative Asset
The change in fair value of derivative assets decreased approximately $0.9 million during the three months ended July 3, 2026 and increased $2.2 million during the six months ended July 3, 2026, due to changes in the value of the equity underlying the options to purchase common stock in a publicly-traded company in each period.
(Gain) Loss on Remeasurement of Fair Value of Marketable Securities
The (gain) loss on remeasurement of fair value of marketable securities increased approximately $0.5 million and $1.1 million during the three and six month periods ended July 3, 2026, respectively, due to an increase in the fair value of the Company's marketable securities investments in both periods.

Other (Income) Expense, Net
Other (income) expense, net increased $0.1 million for the three months ended July 3, 2026, compared to the prior year period, and increased $0.2 million for the six months ended July 3, 2026, compared to the prior year period. This was driven by increased outside management fees in 2026.
Income Tax (Benefit) Provision
The income tax benefit for the three months ended July 3, 2026 was $3.8 million compared to an income tax provision of less than $0.1 million for the prior year period. For the six months ended July 3, 2026, the Company recognized an income tax provision of $1.0 million, as compared to less than $0.1 million for the prior year period. Both changes were as result of our being subject to income taxes as a C-corporation following the Reorganization. Prior to the Reorganization A&A was an S-corporation for taxation purposes, and its income and losses were passed through to its shareholders and reported on their individual tax returns.

For the six months ended July 3, 2026, the Company recognized a tax expense of $1.0 million despite the pre-tax loss, which was primarily attributable to a one-time deferred tax expense of approximately $3.8 million recorded in connection with the Company's reorganization into a C-corporation ahead of its IPO, reflecting the initial recognition of deferred tax balances for a structure not previously subject to entity-level income tax, as well as non-deductible compensation paid to an officer and equity-based compensation of approximately $0.8 million and $0.8 million, respectively. These increases were partially offset by federal research and development tax credits of approximately $0.3 million, the foreign-derived intangible income deduction of approximately $0.1 million, and non-taxable income from debt forbearance of approximately $0.3 million.

The tax benefit recognized during the interim period was driven primarily by the year-to-date pretax loss incurred through July 3, 2026. However, the Company’s estimated annual effective tax rate is based on forecasted full-year results, including projected income in subsequent interim periods. As a result, the Company recorded an interim tax benefit through July 3, 2026, while continuing to forecast income tax expense for the fiscal year ending January 1, 2027.

Pro Forma Net (Loss) Income Per Share Information
The following pro forma net (loss) income per share information is presented for comparative purposes only and does not purport to be indicative of the results that would have been achieved had the Reorganization occurred at an earlier date, nor of future results.

The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2026	June 30, 2025	July 3, 2026	June 30, 2025
Numerator:
Net (loss) income	$(4,488)	$1,240	$(4,826)	$2,437
Income tax effects of Reorganization(a)	—	(86)	3,791	(169)
Pro forma net (loss) income	$(4,488)	$1,154	$(1,035)	$2,268

Denominator:
Pro forma weighted average common stock outstanding – basic(b)	28,414,861	20,123,187	24,223,725	20,123,187
Pro forma weighted average common stock outstanding – diluted(b,c)	28,414,861	20,268,282	24,223,725	20,196,135

Pro forma net (loss) income per share – basic	$(0.16)	$0.06	$(0.04)	$0.11
Pro forma net (loss) income per share – diluted	$(0.16)	$0.06	$(0.04)	$0.11
______________________________________________________________________
(a)Following the Reorganization, the Company is subject to U.S. federal and applicable state income taxes. The adjustment for income taxes reflects the estimated income tax expense that would have been recognized had the Reorganization occurred on January 1, 2025, based on an effective tax rate of (91.5%) and (73.2%) for the three and six months ended July 3, 2026, respectively, and 6.95% for the three and six months ended June 30, 2025. No pro forma adjustment for income taxes was required for the three months ended July 3, 2026, as the Reorganization was already in effect for the entirety of that period, such that the Company's actual effective tax rate for the three months ended July 3, 2026 reflects its full corporate tax status without adjustment. The pro forma effective tax rate for the six months ended July 3, 2026 represents the Company's actual effective tax rate for the period, excluding the effect of the deferred tax adjustment of $3.5 million, which was recognized in the period of the Reorganization and does not reflect ongoing income tax expense, and other discrete tax impacts of $0.3 million related to the Reorganization. Because the Reorganization occurred during the three months ended April 3, 2026, these amounts are fully reflected within the six-month period and no incremental adjustment relates to the three months ended July 3, 2026. For the three and six months ended June 30, 2025, the difference between the U.S. federal statutory rate of 21.0% and the effective tax rate of 6.95% is primarily driven by a 15.45% reduction due to federal tax credits, partially offset by other immaterial rate items of 1.4%, including state taxes and permanent differences. The pro forma income tax effect for the three and six months ended June 30, 2025 includes the results of discontinued operations.
(b)Pro Forma as adjusted weighted average common stock outstanding (basic and diluted) reflects the Reorganization as if it occurred on January 1, 2025, including the impact of the Reorganization, resulting in 20,122,721 shares of Class A common stock issued and outstanding and 466 shares of Class B common stock issued and outstanding.
(c)The potential impact on the pro forma weighted average common stock outstanding (diluted) of 657,704 shares of restricted stock units, 457,390 restricted stock awards, and 677,280 of stock appreciation rights were evaluated under the treasury stock method. There was no impact of dilutive shares for the three and six months ended July 3, 2026, as the Company operated at a net loss for both periods. For the three and six months ended June 30, 2025, the Company determined that the impact represented 145,095 and 72,948 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $2.6 million and $1.1 million, respectively, and the estimated fair value of our common stock for the period.
Critical Materials and Components Results
Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Revenue	$57,047	100.0%	$41,705	100.0%	$15,342	36.8%
Cost of goods sold	42,131	73.9%	33,599	80.6%	8,532	25.4%
Gross profit	14,916	26.1%	8,106	19.4%	6,810	84.0%
Operating expenses:
General and administrative	3,298	5.8%	2,135	5.0%	1,163	54.5%
Research and development	4,056	7.1%	675	1.6%	3,381	500.9%
Sales and marketing	1,371	2.4%	1,146	2.7%	225	19.6%
Total operating expenses	8,725	15.3%	3,956	9.3%	4,769	120.6%
Operating income	6,191	10.8%	4,150	10.1%	2,041	49.2%
Other expense, net:
Interest expense	361	0.6%	609	1.5%	(248)	(40.7)%
Interest expense – related party	99	0.2%	377	0.9%	(278)	(73.7)%
Other income, net	(49)	(0.1)%	(26)	(0.1)%	(23)	(88.5)%
Total other expense, net	411	0.7%	960	2.3%	(549)	(57.2)%
Income from continuing operations before taxes	5,780	10.1%	3,190	7.8%	2,590	81.2%
Income tax provision	—	—%	—	—%	—	n/m
Income from continuing operations	$5,780	10.1%	$3,190	7.8%	$2,590	81.2%
n/m = not meaningful
Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Revenue	$105,253	100.0%	$80,818	100.0%	$24,435	30.2%
Cost of goods sold	80,546	76.5%	66,795	82.7%	13,751	20.6%
Gross profit	24,707	23.5%	14,023	17.3%	10,684	76.2%
Operating expenses:
General and administrative	5,990	5.7%	3,780	4.6%	2,210	58.5%
Research and development	4,574	4.3%	1,152	1.4%	3,422	297.0%
Sales and marketing	2,737	2.6%	2,350	2.9%	387	16.5%
Total operating expenses	13,301	12.6%	7,282	9.0%	6,019	82.7%
Operating income	11,406	10.9%	6,741	8.3%	4,665	69.2%
Other expense, net:
Interest expense	903	0.9%	944	1.2%	(41)	(4.3)%
Interest expense – related party	467	0.4%	769	1.0%	(302)	(39.3)%
Other (income) expense, net	(38)	—%	24	—%	(62)	(258.3)%
Total other expense, net	1,332	1.3%	1,737	2.2%	(405)	(23.3)%
Income from continuing operations before taxes	10,074	9.6%	5,004	6.2%	5,070	101.3%
Income tax provision	—	—%	—	—%	—	n/m
Income from continuing operations	$10,074	9.6%	$5,004	6.2%	$5,070	101.3%

n/m = not meaningful
Revenues

Revenues for the three months ended July 3, 2026, increased $15.3 million, or 36.8%, compared to the prior year period. Revenues for the six months ended July 3, 2026, increased $24.4 million, or 30.2%, compared to the prior year period. Growth was driven by increases in isothermal forging dies for aerospace applications, molybdenum powder products in our medical end market, increased shipments with key missile programs Javelin, Hellfire and Next Generation Interceptor, and favorable pricing impacts associated with tungsten products in general.

Cost of Goods Sold

Cost of goods sold for the three months ended July 3, 2026 increased $8.5 million, or 25.4%, associated with an increase of $15.3 million, or 36.8%, in revenue compared to the prior year period, resulting in an increase of $6.8 million, or 84.0%, in gross profit between the three months ended July 3, 2026 and the prior year period. Cost of goods sold for the six months ended July 3, 2026 increased $13.8 million, or 20.6%, associated with an increase of $24.4 million, or 30.2%, in revenue compared to the prior year period, resulting in an increase of $10.7 million, or 76.2%, in gross profit between the six months ended July 3, 2026 and the prior year period. This change was driven by active sourcing and pricing management of the tungsten supply chain during the rapid increase in tungsten concentrate price over the first three months of 2026, increased demand and productivity gains, together increasing CMC’s gross profit margin from 19.4% for the three months ended June 30, 2025, to 26.1% for the three months ended July 3, 2026 and 17.3% for the six months ended June 30, 2025 to 23.5% for the six months ended July 3, 2026.

General and Administrative Expenses
CMC general and administrative expenses for the three months ended July 3, 2026 increased $1.2 million, or 54.5%, compared to the prior year period and $2.2 million, or 58.5% for the six months ended July 3, 2026 compared to the prior year period. These increases for both periods were attributable to multiple factors including approximately $0.2 million related to stock-based compensation incurred in connection with the IPO, internal reorganization and resource increases in support of the IPO and public company compliance, additional IT costs associated with defense contractor compliance requirements and variable compensation associated with growth.

Research and Development
CMC research and development expenses increased $3.4 million, or 500.9% for the three months ended July 3, 2026, compared to the prior year period and $3.4 million, or 297.0%, for the six months ended July 3, 2026 compared to the prior year period. The increase was primarily related to stock-based compensation incurred with the IPO during the three month period ending July 3, 2026 as compared to the prior year period.

Sales and Marketing
CMC selling and marketing expenses for the three months ended July 3, 2026 increased $0.2 million, or 19.6%, compared to the prior year period and $0.4 million, or 16.5%, for the six months ended July 3, 2026 compared to the prior year period. The increase was driven by primarily increased sales staffing and commissions in support of growth, contributing to the 36.8% revenue growth for the three month period and 30.2% revenue growth for the six month period at the CMC division.
Interest Expense
CMC interest expense for the three months ended July 3, 2026 decreased $0.2 million or 40.7% as compared to the prior year period, and less than $0.1 million, or 4.3%, for the six months ended July 3, 2026 compared to the prior year period. The decrease was primarily attributable to debt repayments made in the current year compared to the same prior year period.
Interest Expense — Related Party
CMC related party interest expense for the three months ended July 3, 2026 decreased $0.3 million or 73.7% as compared to the prior year period, and $0.3 million, or 39.3%, for the six months ended July 3, 2026 compared to the prior year period. The decrease in interest expense for both periods was primarily due to the repayment of the Great Falls Term Loan in April 2026.

Other (Income) Expense, Net
CMC other (income) expense, net for the three and six month periods ended July 3, 2026 did not meaningfully change compared to the prior year periods.
Engineered Microwave Products Results
Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Revenue	$9,354	100.0%	$7,425	100.0%	$1,929	26.0%
Cost of goods sold	7,660	81.9%	5,384	72.5%	2,276	42.3%
Gross profit	1,694	18.1%	2,041	27.5%	(347)	(17.0)%
Operating expenses:
General and administrative	1,626	17.4%	1,028	13.8%	598	58.2%
Research and development	265	2.8%	334	4.5%	(69)	(20.7)%
Sales and marketing	579	6.2%	585	7.9%	(6)	(1.0)%
Total operating expenses	2,470	26.4%	1,947	26.2%	523	26.9%
Operating (loss) income	(776)	(8.3)%	94	1.3%	(870)	(925.5)%
Other expense, net:
Interest expense	66	0.7%	95	1.3%	(29)	(30.5)%
Interest expense – related party	—	—%	50	0.7%	(50)	(100.0)%
Other income, net	(33)	(0.4)%	(32)	(0.4)%	(1)	(3.1)%
Total other expense, net	33	0.3%	113	1.6%	(80)	(70.8)%
Loss from continuing operations before taxes	(809)	(8.6)%	(19)	(0.3)%	(790)	n/m
Income tax provision	—	—%	—	—%	—	n/m
Loss from continuing operations	$(809)	(8.6)%	$(19)	(0.3)%	$(790)	n/m
n/m = not meaningful
Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended 2026				$	%
($ in thousands)	July 3, 2026	% of Revenue	June 30, 2025	% of Revenue	Change	Change
Revenue	$17,155	100.0%	$14,699	100.0%	$2,456	16.7%
Cost of goods sold	13,404	78.1%	9,964	67.8%	3,440	34.5%
Gross profit	3,751	21.9%	4,735	32.2%	(984)	(20.8)%
Operating expenses:
General and administrative	3,044	17.7%	2,319	15.8%	725	31.3%
Research and development	595	3.5%	668	4.5%	(73)	(10.9)%
Sales and marketing	1,127	6.6%	921	6.3%	206	22.4%
Total operating expenses	4,766	27.8%	3,908	26.6%	858	22.0%
Operating (loss) income	(1,015)	(5.9)%	827	5.6%	(1,842)	(222.7)%
Other expense, net:
Interest expense	155	0.9%	190	1.3%	(35)	(18.4)%
Interest expense – related party	78	0.5%	105	0.7%	(27)	(25.7)%
Other income, net	(62)	(0.4)%	(57)	(0.4)%	(5)	(8.8)%
Total other expense, net	171	1.0%	238	1.6%	(67)	(28.2)%
(Loss) income from continuing operations before taxes	(1,186)	(6.9)%	589	4.0%	(1,775)	(301.4)%
Income tax provision	4	—%	—	—%	4	n/m
(Loss) income from continuing operations	$(1,190)	(6.9)%	$589	4.0%	$(1,779)	(302.0)%
n/m = not meaningful

Revenue

Revenue for the three months ended July 3, 2026 increased $1.9 million, or 26.0%, as compared to the prior year period, and $2.5 million, or 16.7%, for the six months ended July 3, 2026 compared to the prior year period. This was primarily driven by increased sales of industrial microwave systems and radar components.

Cost of Goods Sold
Cost of goods sold for the three months ended July 3, 2026, increased $2.3 million, or 42.3%, associated with an increase in revenue of $1.9 million, or 26.0%, compared to the prior year period, resulting in a decrease of $0.3 million, or 17.0%, in gross profit between the three months ended July 3, 2026 and the prior year period. This was driven by a shift in product mix within EMP toward lower margin industrial products, rapid increases in aluminum and copper material input pricing, and operating throughput challenges at one of our facilities, together resulting in a decrease in EMP’s gross profit margin from 27.5% for the three months ended June 30, 2025, to 18.1% for the three months ended July 3, 2026.

Cost of goods sold for the six months ended July 3, 2026, increased $3.5 million, or 34.5%, associated with an increase of $2.5 million, or 16.7%, in revenue compared to the prior year period, resulting in a decrease of $1.0 million, or 20.8%, in gross profit between the six months ended July 3, 2026 and the prior year period. This was driven by a shift in product mix within EMP toward lower margin industrial products, rapid increases in aluminum and copper material input pricing and operating throughput challenges at one of our facilities resulting in a decrease in EMP’s gross profit margin from 32.2% for the six months ended June 30, 2025, to 21.9% for the six months ended July 3, 2026.

General and Administrative Expenses
General and administrative expenses for the three months ended July 3, 2026 increased $0.6 million, or 58.2%, compared to the prior year period, and increased $0.7 million, or 31.3%, for the six months ended July 3, 2026 compared to the prior period. The increase was attributable to multiple factors including stock-based compensation, internal reorganization, resource increases in support of the IPO and public company compliance and variable compensation associated with growth.
Research and Development
Research and development expenses for the three and six month periods ended July 3, 2026 did not meaningfully change compared to the prior year periods.
Sales and Marketing
EMP sales and marketing expenses for the three and six month periods ended July 3, 2026 did not meaningfully changes as compared to the prior year periods.
Interest Expense
EMP interest expense for the three and six month periods ended July 3, 2026 did not meaningfully change as compared to the prior year periods.
Interest Expense — Related Party
EMP related party interest expense for the three and six month periods ended July 3, 2026 did not meaningfully change compared to the prior year periods.
Other Income, Net
EMP other income, net, for the three and six months periods ended July 3, 2026 did not meaningfully change compared to the prior year periods.
Corporate and Other
Three Months Ended July 3, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended		$	%
($ in thousands)	July 3, 2026	June 30, 2025	Change	Change
General and administrative	$12,856	$853	$12,003	n/m
Sales and marketing	187	145	42	29.0%
Total operating expenses	13,043	998	12,045	n/m
Operating loss	(13,043)	(998)	(12,045)	n/m
Other (income) expense, net:
Interest (income) expense, net	(300)	89	(389)	(437.1)%
Interest expense (income) – related party, net	134	(50)	184	368.0%
Change in fair value of derivative asset	881	—	881	n/m
(Gain) loss on remeasurement of fair value of marketable securities	(445)	23	(468)	n/m
Other (income) expense, net	(104)	(19)	(85)	n/m
Total other (income) expense, net	166	43	123	286.0%
Loss from continuing operations before taxes	(13,209)	(1,041)	(12,168)	n/m
Income tax (benefit) provision	(3,750)	—	(3,750)	n/m
Loss from continuing operations	$(9,459)	$(1,041)	$(8,418)	(808.6)%
n/m = not meaningful
Six Months Ended July 3, 2026 Compared to Six Months Ended June 30, 2025

g

	Six Months Ended		$	%
($ in thousands)	July 3, 2026	June 30, 2025	Change	Change
General and administrative	$15,814	$1,176	$14,638	n/m
Research and development	2	—	2	n/m
Sales and marketing	340	288	52	18.1%
Total operating expenses	16,156	1,464	14,692	n/m
Operating loss	(16,156)	(1,464)	(14,692)	n/m
Other (income) expense, net:
Interest (income) expense, net	(318)	169	(487)	(288.2)%
Interest expense (income) – related party, net	315	(81)	396	488.9%
Change in fair value of derivative asset	(2,214)	—	(2,214)	n/m
(Gain) loss on remeasurement of fair value of marketable securities	(1,081)	23	(1,104)	n/m
Other (income) expense, net	(104)	35	(139)	n/m
Total other (income) expense, net	(3,402)	146	(3,548)	n/m
Loss from continuing operations before taxes	(12,754)	(1,610)	(11,144)	692.2%
Income tax provision	956	—	956	n/m
Loss from continuing operations	$(13,710)	$(1,610)	$(12,100)	n/m
n/m = not meaningful
General and Administrative Expenses

General and administrative expenses for the three months ended July 3, 2026 increased $12.0 million, compared to the prior year period, and $14.6 million, for the six months ended July 3, 2026 compared to the prior year period. This was primarily attributable to stock-based compensation (approximately $10.0 million for three months and approximately $10.9 million for six months), additional expenses associated with preparation for the IPO, including additional staffing and professional advisory fees, legal and accounting support, and stock-based compensation related to grants in anticipation of the IPO.

Research and Development
Research and development expenses for the three and six month periods ended July 3, 2026 did not meaningfully change as compared to the prior year periods.
Sales and Marketing
Sales and marketing expenses for the three and six month periods ended July 3, 2026 did not meaningfully change as compared to the prior year periods.
Interest (Income) Expense, net
Interest income, net, increased $0.4 million for the three months ended July 3, 2026 compared to the prior year period, and increased $0.5 million for the six months ended July 3, 2026 compared to the prior year period. This was primarily due to the elimination of interest associated with third-party debts previously held by AAI that are no longer included in the consolidated financial statements due to the Reorganization.
Interest Expense (Income) — Related Party, net
Interest expense – related party, net, increased $0.2 million for the three months ended July 3, 2026 compared to the prior year period, and increased $0.4 million for the six months ended July 3, 2026 compared to the period year period primarily due to an origination fee paid on related part debt.

Change in Fair Value of Derivative Asset
The change in fair value of derivative assets decreased approximately $0.9 million during the three months ended July 3, 2026 and increased $2.2 million during the six months ended July 3, 2026, due to changes in the value of the equity underlying the options to purchase common stock in one of our publicly-traded vendors in each period.
(Gain) Loss on Remeasurement of Fair Value of Marketable Securities
The (gain) loss on remeasurement of fair value of marketable securities increased approximately $0.4 million and $1.1 million during the three and six month periods ended July 3, 2026, respectively, due to an increase in the fair value of the Company's marketable securities investments in both periods.
Other (Income) Expense, Net
Other income, net increased by $0.1 million for the three months ended July 3, 2026, compared to the prior year period, and $0.2 million for the six months ended July 3, 2026, compared to the prior year period, primarily driven by additional outside management fees in 2026.
Income Tax Provision
The income tax benefit for the three months ended July 3, 2026 was $3.8 million compared to an income tax provision of less than $0.1 million for the prior year period. For the six months ended July 3, 2026, the Company recognized an income tax provision of $1.0 million, as compared to less than $0.1 million for the prior year period. Both changes were as result of our being subject to income taxes as a C-corporation following the Reorganization. Prior to the Reorganization A&A was an S-corporation for taxation purposes and its income and losses were passed through to its shareholders and reported on their individual tax returns.
For the six months ended July 3, 2026, the Company recognized a tax expense of $1.0 million despite the pre-tax loss, which was primarily attributable to a one-time deferred tax expense of approximately $3.8 million recorded in connection with the Company's reorganization into a C-corporation ahead of its IPO, reflecting the initial recognition of deferred tax balances for a structure not previously subject to entity-level income tax, as well as non-deductible compensation paid to an officer and equity-based compensation of approximately $0.8 million and $0.8 million, respectively. These increases were partially offset by federal research and development tax credits of approximately $0.3 million, the foreign-derived intangible income deduction of approximately $0.1 million, and non-taxable income from debt forbearance of approximately $0.3 million.

The tax benefit recognized during the interim period was driven primarily by the year-to-date pretax loss incurred through July 3, 2026. However, the Company’s estimated annual effective tax rate is based on forecasted full-year results, including projected income in subsequent interim periods. As a result, the Company recorded an interim tax benefit through July 3, 2026, while continuing to forecast income tax expense for the fiscal year ending January 1, 2027.

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

Open Order Backlog
Our focus on Aerospace, Defense and Government by our CMC and EMP divisions has improved our open order backlog ("Backlog"), as described below. See “— Twelve Month Backlog Trend for CMC and EMP Divisions.” As of July 3, 2026, compared to June 30, 2025, our backlog related to our CMC and EMP divisions increased $46.9 million, or 55.4%, with a 100.5% increase in our Aerospace, Defense and Government backlog, driven by defense programs such as PrSM, Next Generation Interceptor, Hellfire, Javelin, Aegis and KC-135 Stratotanker, commercial aerospace programs, various defense radar programs and the effects of the increased of tungsten material price flowing through to our end product pricing. All other end markets backlog saw a decrease of $(2.4) million, or (6.8)%, period-over-period. The major driver of the decrease in backlog was associated with timing of orders with our largest medical customer, which drove the medical revenue increase in the reported periods, and which places inconsistent short duration purchase orders creating variability in the aggregated other end markets backlog.

Twelve-Month Backlog Trend for CMC and EMP Divisions
Backlog is measured by confirmed orders and contracts from customers less revenues recognized as of the date measured. The chart below presents our Backlog as of the dates indicated, which represents a key measure of our business growth. Backlog in the chart below excludes discontinued operations.

Open Order Backlog in Millions
$84.6
$35.5
$49.1
$87.3
$34.7
$52.6
$96.3
$24.6
$71.7
$113.3
$29.7
$83.5
$131.5
$33.1
$98.4
6/30/2025
9/30/2025
12/31/2025
4/3/2026
7/3/2026
Aerospace, Defense & Govt
Other Markets

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

The following table summarizes our reconciliation of adjusted earnings per share from continuing operations for the three and six month periods ended July 3, 2026 and June 30, 2025, with discontinued operations excluded from the results of continuing operations (in thousands, except percentages):

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2026	June 30, 2025	July 3, 2026	June 30, 2025
Numerator:
Net (loss) income	$(4,488)	$1,240	$(4,826)	$2,437

Adjustments to net (loss) income:
One time tax expense associated with the Reorganization(1)	—	—	3,791	—
Loss from discontinued operations	—	890	—	1,546
Corporate costs associated with the IPO(2)	608	228	1,406	239
Stock-based compensation(3)	14,153	383	14,798	383
Acquisition and transaction costs(4)	—	89	—	156
Other(5)	119	—	315	—
Tax effect of adjustments(6)	(5,212)	—	(5,556)	—
Adjusted net income	$5,180	$2,830	$9,928	$4,761

Denominator:
Weighted average shares outstanding – basic	28,414,861	20,123,187	24,223,725	20,123,187
Weighted average shares outstanding – diluted(7)	28,983,463	20,268,282	24,846,095	20,196,135
Net (loss) income per share:
Basic	$(0.16)	$0.06	$(0.20)	$0.12
Diluted	$(0.16)	$0.06	$(0.20)	$0.12
Adjusted net income per share:
Basic	$0.18	$0.14	$0.41	$0.24
Diluted	$0.18	$0.14	$0.40	$0.24
_______________________________________________________________________________
(1)Reflects the impact of the deferred tax adjustment of $3.5 million, which was recognized in the period of Reorganization and does not reflect ongoing income tax expense, and other discrete tax impacts of $0.3 million related to the Reorganization.
(2)Corporate costs associated with the IPO include third-party expenses related to enhancing our accounting controls and procedures, incremental audit costs, recruitment of executive team and legal expenses.
(3)Stock-based compensation includes expenses associated with restricted stock grants made in support of the IPO and the Reorganization. In the three and six months ended July 3, 2026, the Company expensed $14.2 million and $14.8 million, respectively, of which $4.1 million was settled in cash in association with stock appreciation rights.
(4)The adjustment for acquisition and transaction costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, and dispositions, in each case, regardless of whether consummated.
(5)Other includes restructuring and severance costs associated with a reorganization at our CMC division as well as Germany retention costs.
(6)Income tax effects associated with non-GAAP adjustments were calculated based on the specific tax treatment applicable to each adjustment and reflect the estimated current and deferred income tax consequences of the excluded items. The Company's effective GAAP tax rate for the quarter was (45.6)%, while the effective tax rate applied to non-GAAP results was 35.0%. The difference between the GAAP and non-GAAP tax rates primarily reflects the impact of tax effects associated with the Reorganization impacts, stock-based compensation arrangements, executive compensation limitations, discrete tax items recognized during the period, and other tax-related adjustments that are not directly proportional to the underlying pretax non-GAAP adjustments. Accordingly, the tax effect of non-GAAP adjustments differs from the amount that would be determined by applying the Company's GAAP effective tax rate or statutory tax rate to the related pretax adjustments. There is no tax impact prior to the quarter ended April 3, 2026, as we were treated as an S-corporation for tax purposes prior to the Reorganization.
(7)For the purpose of both the denominator of the net (loss) income per share and for the denominator for the adjusted net income per share, the Company considered the potential impact on the weighted average common stock outstanding dilutive impact of the 657,704 shares of restricted stock units, 457,490 restricted stock awards, and 677,280 of stock appreciation rights that were issued and outstanding during the period, which were all evaluated under the treasury stock method.
For the purposes of the denominator of the net (loss) income per share, there was no impact of dilutive shares for the three and six months ended July 3, 2026, as the Company operated at a net loss for both periods. For the three and six months ended July 30, 2025, the Company determined that the impact represented 145,095 and 72,948 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $2.6 million and $1.1 million, respectively, and the estimated fair value of our common stock for the period.
For the purposes of the denominator for the adjusted net income per share, for the three and six months ended July 3, 2026, the Company determined that the impact represented 568,602 and 622,370 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $6.1 million and $6.7 million, respectively, and the estimated fair value of our common stock for the period. For the three and six months ended July 30, 2025, the Company determined that the impact represented 145,095 and 72,948 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $2.6 million and $1.1 million, respectively, and the estimated fair value of our common stock for the period.

Adjusted EBITDA from Continuing Operations
The following tables summarize our reconciliation of income (loss) from continuing operations to Adjusted EBITDA from Continuing Operations and our Adjusted EBITDA Margin from Continuing Operations for the three and six month periods ended July 3, 2026, for our divisions, with discontinued operations excluded from the results of continuing operations (in thousands, except percentages):

	Three Months Ended July 3, 2026
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$57,047	$9,354	$—	$66,401

Income (loss) from continuing operations	$5,780	$(809)	$(9,459)	$(4,488)
Income (loss) from continuing operations %	10.1%	(8.6)%	n/m	(6.8)%

Adjustments to income (loss) from continuing operations:
Income tax benefit	$—	$—	$(3,750)	$(3,750)
Interest expense (income)(1)	460	66	(166)	360
Depreciation and amortization	1,584	272	—	1,856
Corporate costs associated with the IPO(2)	108	—	500	608
Stock-based compensation(3)	4,008	188	9,957	14,153
Other(4)	—	119	—	119
Adjusted EBITDA	$11,941	$(164)	$(2,918)	$8,858
Adjusted EBITDA Margin	20.9%	(1.8)%	n/m	13.3%
n/m = not meaningful

	Six Months Ended July 3, 2026
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$105,253	$17,155	$—	$122,408

Income (loss) from continuing operations	$10,074	$(1,190)	$(13,710)	$(4,826)
Income (loss) from continuing operations %	9.6%	(6.9)%	n/m	(3.9)%

Adjustments to income (loss) from continuing operations:
Income tax provision	$—	$4	$956	$960
Interest expense (income)(1)	1,370	233	(3)	1,600
Depreciation and amortization	3,216	560	3	3,779
Corporate costs associated with the IPO(2)	108	—	1,298	1,406
Stock-based compensation(3)	4,008	188	10,602	14,798
Other(4)	166	149	—	315
Adjusted EBITDA	$18,942	$(56)	$(854)	$18,032
Adjusted EBITDA Margin	18.0%	(0.3)%	n/m	14.7%
______________________________________________________________________
n/m = not meaningful
(1)Interest expense includes both third-party interest expense and related party interest expense.
(2)Corporate costs associated with the IPO include third-party expenses related to enhancing our accounting controls and procedures, incremental audit costs, recruitment of executive team and legal expenses.

(3)Stock-based compensation includes expenses associated with restricted stock grants made in support of the IPO and the Reorganization. In the three and six months ended July 3, 2026, the Company expensed $14.2 million and $14.8 million, respectively, of which $4.1 million was settled in cash in association with stock appreciation rights.
(4)Other includes restructuring and severance costs associated with a reorganization at our CMC division as well as Germany retention costs.
The following tables summarize our reconciliation of income (loss) from continuing operations to Adjusted EBITDA from Continuing Operations and our Adjusted EBITDA Margin from Continuing Operations for the three and six month periods ended June 30, 2025 for our divisions, with discontinued operations excluded from the results of continuing operations (in thousands, except percentages):

	Three Months Ended June 30, 2025
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$41,705	$7,425	$—	$49,130

Income (loss) from continuing operations	$3,190	$(19)	$(1,041)	$2,130
Income (loss) from continuing operations %	7.6%	(0.3)%	n/m	4.3%

Adjustments to income (loss) from continuing operations:
Income tax provision	$—	$—	$—	$—
Interest expense(1)	986	145	39	1,170
Depreciation and amortization	1,333	278	—	1,611
Corporate costs associated with the IPO(2)	59	30	228	317
Stock-based compensation	383	—	—	383
Adjusted EBITDA	$5,951	$434	$(774)	$5,611
Adjusted EBITDA Margin	14.3%	5.8%	n/m	11.4%
n/m = not meaningful

	Six Months Ended June 30, 2025
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$80,818	$14,699	$—	$95,517

Income (loss) from continuing operations	$5,004	$589	$(1,610)	$3,983
Income (loss) from continuing operations %	6.2%	4.0%	n/m	4.2%

Adjustments to income (loss) from continuing operations:
Income tax provision	$—	$—	$—	$—
Interest expense(1)	1,713	295	88	2,096
Depreciation and amortization	2,648	567	—	3,215
Corporate costs associated with the IPO(2)	96	60	238	394
Stock-based compensation	383	—	—	383
Adjusted EBITDA	$9,844	$1,511	$(1,284)	$10,071
Adjusted EBITDA Margin	12.2%	10.3%	n/m	10.5%
______________________________________________________________________
n/m = not meaningful
(1)Interest expense includes both third-party interest expense and related party interest expense.
(2)Corporate costs associated with the IPO include third-party expenses related to enhancing our accounting controls and procedures, incremental audit costs, recruitment of executive team and legal expenses.
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

We define these non-GAAP financial measures as:
•Adjusted Net Income. We define adjusted net income as net income less stock-based compensation and one-time non-recurring costs such as tax impacts of the Reorganization, discontinued operations, the costs associated with the IPO, certain acquisition and transaction costs, severance and restructuring costs, and other non-recurring costs and the income tax effect of such adjustments, as applicable.
•Adjusted Net Income Per Share (basic and diluted). Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income by weighted average shares outstanding (basic and diluted).
•Adjusted EBITDA. We define Adjusted EBITDA as our net income plus interest expense, income taxes, depreciation and amortization, and, as applicable for each period, stock-based compensation expense. Adjusted EBITDA also excludes certain non-recurring costs such as the costs associated with the IPO, certain acquisition and transaction costs, severance and restructuring costs, and other non-recurring costs.
•Adjusted EBITDA Margin. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.
•Adjusted Gross Profit. We define Adjusted Gross Profit as total revenue less adjusted cost of goods sold, which we define as cost of goods sold less costs related to one-time non-recurring, non-inventory related expenses that under U.S. GAAP are categorized as costs of goods sold. This measure was not disclosed as there were no items that met these criteria for the periods presented.
•Adjusted Gross Profit Margin. Adjusted Gross Profit Margin is calculated by dividing Adjusted Gross Profit by total revenue. This measure was not disclosed as there were no items that met these criteria for the periods presented.
Although we use Adjusted Net Income, Adjusted Net Income Per Share, Adjusted EBITDA, and Adjusted EBITDA Margin as measures to assess the performance of our business and for the other purposes set forth above, the use of non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:
•Non-recurring adjustments to Adjusted Net Income and Adjusted Net Income Per Share often require cash and, if material in nature, the use of such cash could materially negatively affect cash flows;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in Adjusted EBITDA and Adjusted EBITDA Margin;
•Adjusted Net Income, Adjusted Net Income Per Share, Adjusted EBITDA and Adjusted EBITDA Margin exclude the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions;
•Omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of Adjusted EBITDA and Adjusted EBITDA Margin; and
•Adjusted EBITDA and Adjusted EBITDA Margin do not include the payment of taxes, which is a necessary element of our operations.
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
Stock-Based Compensation Expense
We record stock-based compensation expense for stock-based awards issued to our employees based on our estimate of the fair value of the stock-based awards at the grant date. We estimate the fair value of our stock-based awards based on the fair value of our common stock. See “Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation” within our unaudited consolidated financial statements as of July 3, 2026 and for the three and six month periods ended July 3, 2026, and June 30, 2025, respectively, included elsewhere in this Report.

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
Recent Accounting Pronouncements
See “Note 3 — Recently Adopted and Recently Issued Accounting Pronouncements” within our unaudited consolidated financial statements as of July 3, 2026 and for the three and six month periods ended July 3, 2026 and June 30, 2025, respectively, included elsewhere in this Report for any recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Liquidity and Capital Resources
As of July 3, 2026, we had $66.1 million in cash, $4.9 million in marketable securities, and approximately $44.8 million in available debt facility capacity. As of December 31, 2025, our continuing operations had $1.8 million in cash, $0.2 million in marketable securities, and $26.1 million in available debt capacity.
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

Indebtedness
The following table summarizes our indebtedness, excluding forgivable loans, as of July 3, 2026:

($ in thousands)	July 3, 2026
Line of Credit Facilities:
Wells Fargo LOC	$658
Auburn Savings Loan	759
Term Loans:
Wells Fargo Term Loan	6,725
First BankProv Term Note	1,369
United Federal Credit Union Note	836
Other Equipment Loans	47
Total Indebtedness	$10,394

The following provides additional details on our material indebtedness, excluding the Other Equipment Loans, Symphony Line of Credit and Symphony Term Loans (see Note 12 — Debt within the notes to our unaudited consolidated financial statements included elsewhere in this Report for details on those loans), as of July 3, 2026:
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
As of July 3, 2026 and December 31, 2025, outstanding borrowings under the Wells Fargo LOC were approximately $0.7 million and $20.5 million, respectively. As of July 3, 2026 and December 31, 2025, the applicable interest rates were 7.50% and 5.92%, respectively, on the $0.7 million and $10.0 million outstanding as of each period and 7.75% on the remaining outstanding amount of approximately $10.5 million as of December 31, 2025. The Wells Fargo LOC consists of two different borrowing tranches with different applicable rates, and therefore there may be multiple rates for the same period, depending on the overall outstanding balance. As of July 3, 2026, availability to borrow under the Wells Fargo LOC was approximately $39.2 million. The Wells Fargo LOC matures on the earlier of (i) November 6, 2028, or (ii) the maturity date of the Great Falls Term Loan (as defined below).
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
Domestic March 2020 Line of Credit
On March 2, 2020, Microwave Techniques entered into a $3.0 million demand line of credit with BankProv (formerly known as The Provident Bank and now known as Needham Bank after its merger in November 2025) (the “Domestic March 2020 Line of Credit”) to finance domestic receivables and inventory. Amounts under the Domestic March 2020 Line of Credit were secured by certain assets of Microwave Techniques and are guaranteed by Microwave Techniques. The Domestic March 2020 Line of Credit accrued interest monthly based on a floating rate equal to the prime rate as reported in the Wall Street Journal, which was equal to 6.75% and 7.00% as of July 3, 2026 and December 31, 2025.

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
As of July 3, 2026, the entire balance of the Domestic March 2020 Line of Credit was repaid and there was no outstanding balance. As of December 31, 2025, the outstanding balance was $3.3 million. As of July 3, 2026, availability to borrow under the Domestic March 2020 Line of Credit was the full principal sum of up to $4.0 million.
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
As of December 31, 2025, the outstanding principal balance of the CEO Line of Credit was approximately $1.8 million. The CEO Line of Credit was subject to customary conditions, including events of default, which we were in compliance with as of the date of this Report.
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
As of July 3, 2026 and December 31, 2025, there was $0.8 million of outstanding borrowings under the Auburn Savings Loan. As of July 3, 2026, there was no availability to borrow under the Auburn Savings loan, as the principal amount was borrowed.
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
Foreign March 2020 Line of Credit
On March 2, 2020, Microwave Techniques entered into a $1.0 million demand line of credit with BankProv (the “Foreign March 2020 Line of Credit”) to finance foreign receivables. Amounts under the Foreign March 2020 Line of Credit were secured by certain assets of a consolidated subsidiary and were guaranteed by a consolidated subsidiary. The Foreign March 2020 Line of Credit accrued interest monthly based on a floating rate equal to the prime rate as reported in the Wall Street Journal, which was 6.75% and 7.00% as of July 31, 2026 and December 31, 2025, respectively. As of July

3, 2026, the entire balance was repaid and there was no outstanding balance. As of December 31, 2025, the outstanding balance was $0.2 million. As of July 3, 2026, the availability to borrow under the Foreign March 2020 Line of Credit was the full principal of $0.8 million.
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
Auburn Savings LOC
On April 14, 2025, Elmet Tech entered into a $0.6 million line of credit facility with Auburn Savings Bank pursuant to a Demand Commercial Line of Credit Agreement (the “Auburn Savings LOC”). The Auburn Savings LOC accrues interest monthly at the prime rate as published by The Wall Street Journal plus 0.50%. The effective interest rate as of July 3, 2026 and December 31, 2025 was 7.25% and 7.50%, respectively.
As of July 3, 2026, there were no outstanding borrowings under the Auburn Savings LOC. As of December 31, 2025, the outstanding borrowings was $0.1 million. As of July 3, 2026, availability to borrow under the Auburn Savings LOC was the full principal of $0.6 million. The Auburn Savings LOC does not have a maturity date but is due on demand at Auburn Savings Bank’s discretion or upon an event of default as defined in the Auburn Savings LOC.
The obligations under the Auburn Savings LOC are secured by a lien on certain real estate assets and guaranteed by Poly Labs Solar LLC. In addition, the Auburn Savings LOC is subject to customary conditions, including events of default, which we were in compliance with as of the date of this Report.
Term Loans
Great Falls Term Loan
On November 6, 2023, Elmet Tech entered into a secured $20.0 million term note with Great Falls Property, LLC (the “Great Falls Term Loan”), which is owned by George Schott, one of our principal stockholders. The Great Falls Term Loan accrued interest monthly based on a floating rate equal to the prime rate as reported by the Wall Street Journal plus a spread of 1.00%, with a floor of 9.50%. As December 31, 2025, approximately $15.0 million was outstanding under the Great Falls Term Loan. The maturity date of the Great Falls Term Loan was November 6, 2028; however, on April 28, 2026, the Great Falls Term Loan was repaid in full with proceeds from the IPO.
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
As of July 3, 2026 and December 31, 2025, the outstanding balance under the Wells Fargo Term Loan was approximately $6.7 million and $7.7 million, respectively. As of July 3, 2026 and December 31, 2025, the applicable interest rates were 6.37% and 6.62%, respectively, on the portion of outstanding principal entered into during November 2023, and 8.50% on the $2.0 million incremental borrowings entered into during December 2024. During the six months ended July 3, 2026 and June 30, 2025, the Company made aggregate principal repayments of $1.0 million and $0.8 million, respectively. The Wells Fargo Term Loan matures on the earlier of (i) November 6, 2028, or (ii) the maturity date of the Great Falls Term Loan.
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
First BankProv Term Note
On March 2, 2020, Microwave Techniques entered into a secured $6.5 million term note with BankProv (the “First BankProv Term Note”). Amounts under the First BankProv Term Note are secured by certain assets of Microwave Techniques and are guaranteed by Microwave Techniques. The First BankProv Term Note accrues monthly interest based on a stated interest rate of 4.79%. As of July 3, 2026 and December 31, 2025, the outstanding balance of the First BankProv Term Note was approximately $1.4 million and $1.7 million, respectively.
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
United Federal Credit Union Note
On September 23, 2024, Elmet Tech entered into a secured $1.6 million term note with United Federal Credit Union (the “United Federal Credit Union Note”). Amounts under the United Federal Credit Union Note are secured by a solar project at Elmet Coldwater LLC, which now serves as a real estate holding company for properties used by our CMC division. The United Federal Credit Union Note accrues monthly interest based on a stated interest rate of 9.00% and does not require payments of principal until March 2025. As of July 3, 2026 and December 31, 2025, the outstanding balance under the United Federal Credit Union Note was $0.8 million and $1.1 million, respectively. The United Federal Credit Union Note has a maturity date of September 10, 2027.
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
AAI Note
On January 2, 2026, in connection with the Reorganization, we entered into a $2.4 million promissory note (the “AAI Note”) with Anania & Associates Investment Company LLC, which is controlled by our CEO, related to outstanding obligations between us and AAI. The AAI Note is due and payable on the earlier of demand by us or January 1, 2027, and accrues interest at a rate of 6.00% per annum. As of July 3, 2026, was paid in full and the note was terminated.
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
Cash Flows
The following table summarizes our consolidated cash flows from continuing operations for the six months ended:

	Six Months Ended
($ in thousands)	July 3, 2026	June 30, 2025
Net cash (used in) provided by operating activities from continuing operations	$(7,572)	$9,024
Net cash used in investing activities from continuing operations	(4,567)	(4,602)
Net cash provided by (used in) financing activities from continuing operations	76,540	(6,452)
Effects of exchange rate changes on cash from continuing operations	(38)	42
Net change in cash from continuing operations	$64,363	$(1,988)

Operating Activities
Net cash used in operating activities from continuing operations was $7.6 million for the six months ended July 3, 2026, driven primarily by a net loss from continuing operations of $4.8 million and changes in net working capital of $18.5 million, partially offset by non-cash adjustments to income from continuing operations of $15.7 million. Non-cash adjustments to income from continuing operations primarily consisted of stock-based compensation expense of $10.7 million, deferred income taxes of $4.0 million, non-cash lease expense of $0.5 million, and depreciation and amortization expense of $3.8 million, partially offset by a $2.2 million unrealized gain on fair market value of derivative assets and a $1.1 million unrealized gain on marketable securities. The change in net working capital was a result of a $32.7 million increase in inventories, net cash outflow of $5.6 million related to the timing of billing and cash receipts from customers, increase in income tax receivables of $3.7 million, and an increase of $2.4 million in prepaid expenses and other current assets, partially offset by an increase in accounts payable of $12.2 million, an increase in deferred revenue of $6.6 million, an increase in accrued expenses and other current liabilities of $5.0 million, and an decrease in unbilled revenue of $2.1 million.
Net cash provided by operating activities from continuing operations was $9.0 million for the six months ended June 30, 2025, driven primarily by $0.9 million from changes in net working capital, income from continuing operations of $4.0 million, and non-cash adjustments to income from continuing operations of $4.1 million. The change in net working capital was a result of a net cash inflow related to the timing of billing and cash receipts of customers of $7.6 million, an increase in deferred revenue of $4.0 million, an increase in accounts payable of $0.9 million, and an increase in accrued expenses and other current liabilities of $4.2 million, partially offset by an increase in inventories of $10.8 million, an increase in unbilled revenue of $4.1 million, an increase in prepaid expenses and other current assets of $0.5 million, and other net cash outflows related to other immaterial activity of $0.4 million. Non-cash adjustments to income from continuing operations primarily consisted of depreciation and amortization expense of $3.2 million, stock-based compensation of $0.4 million, non-cash lease expense of $0.4 million, and other immaterial activity of $0.1 million.
Investing Activities
Net cash used in investing activities from continuing operations was $4.6 million for the six months ended July 3, 2026, driven primarily by purchases of property, plant and equipment of $7.0 million and purchases of marketable securities of $1.4 million, which were partially offset by $3.8 million of cash received from government grants related to capital projects.
Net cash used in investing activities from continuing operations was $4.6 million for the six months ended June 30, 2025, driven primarily by purchases of property, plant and equipment of $6.5 million, which were partially offset by $1.8 million of cash received from government grants related to capital projects.
Financing Activities
Net cash provided by financing activities from continuing operations was $76.5 million for the six months ended July 3, 2026, driven primarily by proceeds from initial public offering of $125.4 million and proceeds from revolving credit facility of $76.4 million, partially offset by payments of principal on revolving credit facilities of $99.9 million, payments of principal on long-term debt – related party of $17.3 million, employee taxes paid on shares for tax-withholding purposes of $4.4 million, and net cash outflows from other immaterial movements of $3.7 million.
Net cash used in financing activities from continuing operations was $6.3 million for the six months ended June 30, 2025, driven primarily by cash distributions paid to stockholders of $6.3 million, principal payments on long-term debt of $4.2 million, net payments of principal on revolving credit facilities - related party of $1.6 million, and net cash outflows from other immaterial movements of $0.3 million, partially offset by proceeds from revolving credit facility of $6.5 million.
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
The following table summarizes our material cash commitments as of July 3, 2026 (in thousands):

Fiscal Year,	Leases	Indebtedness	Total
Remaining 2026	$1,069	$1,034	$2,103
2027	2,254	2,333	4,587
2028	2,253	5,291	7,544
2029	2,028	237	2,265
2030	$1,790	253	2,043
Thereafter	10,667	1,246	11,913
Total	$20,061	$10,394	$30,455

Off-Balance Sheet Arrangements
As of July 3, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.
ITEM 3: Quantitative and Qualitative Disclosure About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
ITEM 4: Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of July 3, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses described below.
Material Weaknesses and Remediation Plan
As disclosed in our Registration Statement on Form S-1 (File No. 333-294725), as amended and supplemented (the “IPO Registration Statement”), and declared effective by the SEC on April 22, 2026, as of December 31, 2025, the following material weaknesses existed:
•We did not maintain effective segregation of duties surrounding the review and approval of transactions in our EMP division as a result of limited headcount resources within the finance department; and
•We did not maintain effective information technology general controls due to a lack of design and maintenance of such controls.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)Sales of Unregistered Securities
During the three months ended July 3, 2026, the Company did not conduct any unregistered sales of equity securities.

b)Use of Proceeds
On April 24, we consummated our IPO, in which we issued and sold an aggregate of 9,857,141 shares of our common stock, par value $0.001 per share, including 1,285,714 shares of common stock pursuant to the underwriters’ exercise in full of their over-allotment option, at a public offering price of $14.00 per share. We received gross proceeds of approximately $138.0 million and net proceeds of approximately $125.4 million, after deducing underwriter discounts and commissions of $9.7 million and other offering expenses. All shares sold were registered pursuant to our IPO Registration Statement, declared effective by the SEC on April 22, 2026, and the additional Registration Statement on Form S-1 (File No. 333-2945291) (together with the IPO Registration Statement, the “Registration Statements”), filed with the SEC on April 22, 2026, which became immediately effective upon filing pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co. acted as representative of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statements. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Between April 22, 2026 and July 3, 2026, we used proceeds from our IPO to repay an aggregate of $17.5 million of indebtedness, including repayment of $1.7 million to Peter V. Anania, our Chairman and Chief Executive Officer in satisfaction of the CEO Line of Credit, $15 million to Great Falls Property, LLC, which is owned by George Schott, one of our principal stockholders, in satisfaction of the Great Falls Term Loan, and $0.8 million to AAI, which is controlled by Mr. Anania, in satisfaction of the AAI Note. In addition, we used IPO proceeds of approximately $8.6 million for working capital and other corporate requirements.

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
3.1
Amended and Restated Certificate of Incorporation of The Elmet Group Co. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2026, filed with the SEC on May 29, 2026).

3.2	Amended and Restated Bylaws of The Elmet Group Co. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2026).
4.1	Broker’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2026).
10.1	2026 Equity Incentive Plan of The Elmet Group Co. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-295353), filed with the SEC on April 27, 2026).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-294725), filed with the SEC on March 30, 2026).
10.3	Form of Executive Employment Letter (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (File No. 333-294725), filed with the SEC on March 30, 2026).
10.4
Form of Executive Employment Letter with Prior Employment Agreement (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-1 (File No. 333-294725), filed with the SEC on March 30, 2026).

10.5*	Executive Severance Policy
10.6*	Executive Change in Control Severance Policy
10.7
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.40 of the Company’s Pre-Effective Amendment to its Registration Statement on Form S-1 (File No. 333-294725), filed with the SEC on April 14, 2026).

10.8
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.41 of the Company’s Pre-Effective Amendment to its Registration Statement on Form S-1 (File No. 333-294725), filed with the SEC on April 14, 2026).

10.9#
Underwriting Agreement, dated as of April 22, 2026, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 if the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating and Corporate Governance Committee Charter
99.4*	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026	THE ELMET GROUP CO.

	By:	/s/ Peter V. Anania
Peter V. Anania
Chief Executive Officer and Chairman

	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)