Form 10-Q
period 2026-10-02
Elmet Group Co.
filed 2026-11-09
CIK 2101698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, there were 30,660,942 shares of common stock outstanding.

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
•our ability to execute on and achieve the anticipated benefits from the DoW Transactions, the Springer Transactions, the Masan Investment, the DLA Offtake Agreement, the formation of Elmet Refining & Trading and the OSRAM Acquisition (each as defined below);

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
ii

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
iii

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
THE ELMET GROUP CO.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	October 2, 2026	December 31, 2025
Assets
Current Assets:
Cash	$105,714	$1,759
Restricted cash	124,710	—
Marketable securities	6,564	202
Accounts receivable, net	45,424	28,904
Government grant receivables	1,081	1,690
Related party receivables	111	426
Unbilled revenue	3,517	2,621
Inventories, net	152,768	69,697
Prepaid expenses and other current assets	9,276	4,774
Total current assets	449,165	110,073
Property, plant and equipment, net	42,031	42,342
Operating lease right-of-use assets	11,507	10,586
Intangible assets, net	6,246	7,184
Goodwill	4,505	4,583
Deferred tax assets, net	89	—
Other assets	9,777	878
Total assets	$523,320	$175,646

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,650	$16,165
Accrued expenses and other current liabilities	24,320	13,659
Related party payables	216	—
Operating lease liabilities, current portion	1,041	875
Current portion of long-term debt – related party	—	2,319
Current portion of long-term debt	2,449	7,755
Deferred government grants	1,667	4,672
Deferred revenue	25,621	14,853
Total current liabilities	75,964	60,298
Operating lease liabilities, net of current portion	11,138	10,247
Long-term debt, net of current portion	34,139	28,455
Long-term debt, net of current portion – related party	—	15,000
Deferred tax liabilities, net	3,227	—
Other liabilities	784	1,189
Total liabilities	125,252	115,189

Commitments and Contingencies (Note 20)

Redeemable Preferred Stock:
Class A Redeemable Preferred Stock - $0.001 par value; 450,000 and 0 shares authorized as of October 2, 2026 and December 31, 2025, respectively; 200,000 and 0 shares issued and outstanding as of October 2, 2026 and December 31, 2025, respectively; aggregate redemption value of $200,551 and $0 as of October 2, 2026 and December 31, 2025, respectively	120,378	—
Stockholders’ Equity:
Preferred Stock - $0.001 par value; 20,000,000 shares authorized as of October 2, 2026 and December 31, 2025. no shares issued and outstanding as of October 2, 2026 and December 31, 2025	—	—
Class A Common Stock – $0.001 par value; 0 and 500,000,000 shares authorized as of October 2, 2026 and December 31, 2025, respectively; 0 and 20,122,721 shares issued and outstanding as of October 2, 2026 and December 31, 2025, respectively	—	20
Class B Common Stock – $0.001 par value; 0 and 40,000,000 shares authorized as of October 2, 2026 and December 31, 2025, respectively; 0 and 466 shares issued and outstanding as of October 2, 2026 and December 31, 2025, respectively	—	—
Common Stock - $0.001 par value; 540,000,000 and 0 shares authorized as of October 2, 2026 and December 31, 2025, respectively; 30,459,498 and 0 shares issued and outstanding as of October 2, 2026 and December 31, 2025, respectively	30	—
Additional paid-in capital	229,830	15,366
Retained earnings	48,164	44,791
Accumulated other comprehensive (loss) income	(334)	280
Total stockholders’ equity	277,690	60,457
Total liabilities, redeemable preferred stock, and stockholders’ equity	$523,320	$175,646
The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
Revenue	$79,560	$51,124	$201,968	$146,641
Cost of goods sold	54,686	40,023	148,660	116,782
Gross profit	24,874	11,101	53,308	29,859
Operating expenses:
General and administrative	9,592	5,565	34,416	12,840
Research and development	850	770	6,021	2,590
Sales and marketing	2,455	1,353	6,659	4,912
Total operating expenses	12,897	7,688	47,096	20,342
Operating income	11,977	3,413	6,212	9,517
Other (income) expense, net:
Interest (income) expense	(345)	552	395	1,855
Interest expense - related party	—	505	860	1,298
Change in fair value of derivative asset	—	—	(2,214)	—
Change in fair value of forward instruments	222	—	222	—
(Gain) loss on remeasurement of the fair value of marketable securities	(1,640)	—	(2,721)	23
Other income, net	(55)	(66)	(259)	(64)
Total other (income) expense, net	(1,818)	991	(3,717)	3,112
Income from continuing operations before taxes	13,795	2,422	9,929	6,405
Income tax provision	5,504	—	6,464	—
Income from continuing operations	8,291	2,422	3,465	6,405
Loss from discontinued operations	—	(852)	—	(2,398)
Net income	$8,291	$1,570	$3,465	$4,007

Net income per share:
Basic	$0.24	$0.08	$0.11	$0.20
Diluted	$0.24	$0.08	$0.10	$0.20
Weighted average shares outstanding
Basic	31,644,494	20,123,187	26,679,325	20,123,187
Diluted	32,300,797	20,302,389	27,219,588	20,231,912
The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
Net income	$8,291	$1,570	$3,465	$4,007
Other comprehensive (loss) income:
Foreign currency translation adjustments	(282)	47	(614)	468
Total other comprehensive (loss) income	(282)	47	(614)	468
Comprehensive income	$8,009	$1,617	$2,851	$4,475

The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Redeemable Preferred Stock		Stockholders' Equity
	Class A Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	20,122,721	$20	466	$—	—	—	$15,366	$44,791	$280	$60,457
Net loss	—		—	—	—	—	—	—	—	(338)	—	(338)
Spinoff of subsidiary in connection with Reorganization	—	—	—	—	—	—	—	—	—	542	—	542
Stock-based compensation	—	—	—	—	—	—	—	—	645	—	—	645
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(296)	(296)
Balance as of April 3, 2026	—	$—	20,122,721	$20	466	$—	—	$—	$16,011	$44,995	$(16)	$61,010
Net loss	—	—	—	—	—	—	—	—	—	(4,488)	—	(4,488)
Stock-based compensation	—	—	—	—	—	—	—	—	10,090	—	—	10,090
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	153,500	—	—	—	—	—
Issuance of common stock upon vesting of stock appreciation rights, net of shares withheld for taxes	—	—	—	—	—	—	326,135	—	(4,371)	—	—	(4,371)
Proceeds from initial public offering, net of issuance costs and underwriter fees	—	—	—	—		—	9,857,142	10	125,353	—	—	125,363
Conversion of Class A Common Stock to Common Stock in connection with initial public offering	—	—	(20,122,721)	(20)		—	20,122,721	20	—	—	—	—
Repurchase and cancellation of Class B Common Stock	—	—	—	—	(466)	—	—	—	(25)	—	—	(25)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(36)	(36)
Balance as of July 3, 2026	—	$—	—	$—	—	$—	30,459,498	$30	$147,058	$40,507	$(52)	$187,543
Net income	—	—	—	—	—	—	—	—	—	8,291	—	8,291
Stock-based compensation	—	—	—	—	—	—	—	—	2,074	—	—	2,074
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(282)	(282)
Issuance of TEG Warrants (Note 15)	—	—	—	—	—	—	—	—	9,259	—	—	9,259
Issuance of Class A Redeemable Preferred Stock, net of issuance costs (Note 14)	200,000	119,744	—	—	—	—	—	—	—	—	—	—
Accrued dividends on Class A Redeemable Preferred Stock	—	551	—	—	—	—	—	—	—	(551)	—	(551)
Accretion on Class A Redeemable Preferred Stock	—	83	—	—	—	—	—	—	—	(83)	—	(83)
Issuance of warrants, net of issuance costs (Note 14)	—	—	—	—	—	—	—	—	143,206	—	—	143,206
Issuance of equity commitment (Tranche Right), net of issuance costs (Note 14)	—	—	—	—	—	—	—	—	(71,767)	—	—	(71,767)
Balance as of October 2, 2026	200,000	$120,378	—	$—	—	$—	30,459,498	$30	$229,830	$48,164	$(334)	$277,690

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	20,122,721	$20	466	$—	—	$—	$13,915	$47,774	$(116)	$61,593
Income from continuing operations	—	—	—	—	—	—	—	1,853	—	1,853
Loss from discontinued operations	—	—	—	—	—	—	—	(656)	—	(656)
Stockholder distributions	—	—	—	—	—	—	—	(1,550)	—	(1,550)
Stockholder contribution – discontinued operations	—	—	—	—	—	—	100	—	—	100
Currency translation adjustment	—	—	—	—	—	—	—	—	119	119
Balance as of March 31, 2025	20,122,721	$20	466	$—	—	$—	$14,015	$47,421	$3	$61,459
Income from continuing operations	—	—	—	—	—	—	—	2,130	—	2,130
Loss from discontinued operations	—	—	—	—	—	—	—	(890)	—	(890)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Stockholder distributions	—	—	—	—	—	—	—	(5,283)	—	(5,283)
Currency translation adjustment	—	—	—	—	—	—	—	—	302	302
Balance as of June 30, 2025	20,122,721	$20	466	$—	—	$—	$14,398	$43,378	$305	$58,101
Income from continuing operations	—	—	—	—	—	—	—	2,422	—	2,422
Loss from discontinued operations	—	—	—	—	—	—	—	(852)	—	(852)
Stock-based compensation	—	—	—	—	—	—	427	—	—	427
Stockholder distributions	—	—	—	—	—	—	—	267	—	267
Currency translation adjustment	—	—	—	—	—	—	—	—	47	47
Balance as of September 30, 2025	20,122,721	$20	466	$—	—	$—	$14,825	$45,215	$352	$60,412
The accompanying notes are integral to the unaudited consolidated financial statements.

THE ELMET GROUP CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 2, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$3,465	$4,007
Loss from discontinued operations	—	(2,398)
Income from continuing operations	3,465	6,405
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Deferred income taxes, net	3,138	—
Unrealized gain on fair market value of derivative	(2,214)	—
Unrealized loss on forward instruments	222	—
Unrealized (gain) loss on marketable securities	(2,721)	23
Depreciation and amortization	5,704	4,839
Stock-based compensation	12,809	810
Noncash operating lease expense	739	693
Noncash interest expense	24	165
Provision for excess and obsolete inventories	2,404	527
Provision for credit losses	144	95
Change in fair value of interest rate collars	(73)	37
Change in operating assets and liabilities:
Accounts receivable	(16,677)	6,051
Unbilled revenue	(896)	(5,276)
Inventories	(85,511)	(13,046)
Related party receivables	238	—
Prepaid expenses and other current assets	(4,534)	(1,151)
Other assets	336	(96)
Accounts payable	4,712	3,352
Accrued expenses and other current liabilities	7,710	(2,375)
Operating lease liabilities	(602)	(579)
Related party payables	216	—
Deferred revenue	10,778	937
Other liabilities	(138)	11
Net cash (used in) provided by operating activities from continuing operations	(60,727)	1,422
Net cash used in operating activities from discontinued operations	—	(2,817)
Net cash used in operating activities	(60,727)	(1,395)

Cash flows from investing activities:
Purchase of shares upon exercise of call option (See Note 2)	(1,426)	—
Purchases of property, plant and equipment, net of grant proceeds (see Note 7 – Government Grants)	(4,829)	(5,872)
Net cash used in investing activities from continuing operations	(6,255)	(5,872)
Net cash used in investing activities from discontinued operations	—	(189)
Net cash used in investing activities	(6,255)	(6,061)

Cash flows from financing activities:
Proceeds from the issuance of Class A Redeemable Preferred Stock and warrants	200,000	—
Payments of issuance costs on Class A Redeemable Preferred Stock and warrants	(6,866)	—
Proceeds from initial public offering, net of underwriting discount and offering costs	125,363	—
Payments of principal on revolving credit facility	(174,470)	(326)
Proceeds from revolving credit facility	177,747	15,458
Payments of principal on long-term debt	(2,399)	(5,280)
Payments of principal on long-term debt – related party	(17,294)	—
Cash distributions paid to stockholders	—	(6,833)
Contributions from stockholders	—	250
Payments of deferred consideration	(73)	—
Payments of contingent consideration	(98)	—
Employee taxes paid on shares withheld for tax-withholding purposes	(4,371)	—
Payments of principal on revolving credit facility – related party	(1,771)	(1,375)
Payments of principal on finance leases	(24)	(36)
Repurchase of Class B common stock	(25)	—
Net cash provided by financing activities from continuing operations	295,719	1,858
Net cash provided by financing activities from discontinued operations	—	93
Net cash provided by financing activities	295,719	1,951
Effects of exchange rate changes on cash	(72)	98
Net increase (decrease) in cash and restricted cash	$228,665	$(5,407)
Cash and restricted cash at beginning of period	1,759	6,532
Cash and restricted cash at end of period	$230,424	$1,125

Reconciliation of cash and restricted cash at beginning of period:
Cash at beginning of period – continuing operations	$1,759	$3,608
Restricted cash at beginning of period - continuing operations	—	—
Cash at beginning of period – discontinued operations	—	2,924
Cash and restricted cash at beginning of period	$1,759	$6,532

Reconciliation of cash and restricted cash at end of period:
Cash at end of period – continuing operations	$105,714	$1,114
Restricted cash at end of period - continuing operations	124,710	—
Cash at end of period – discontinued operations	—	11
Cash and restricted cash at end of period	$230,424	$1,125

Supplemental non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$659	$3,173
Contracted government grants not yet received	$1,729	$171
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,660	$—
Non-cash capitalized issuance costs	$1,951	$—
Issuance of TEG Warrants in exchange for a deferred asset	$9,259	$—
Accrued dividends and accretion on Class A Redeemable Preferred Stock	$634	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,146	$2,587
Cash paid for income taxes	$1,330	$—
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
Initial Public Offering
On April 24, 2026, the Company completed its initial public offering (“IPO”) of an aggregate of 9,857,142 shares of its common stock at a public offering price of $14.00 per share, which includes 1,285,714 sold by the Company pursuant to the exercise of the underwriters’ over-allotment option that was exercised in full. The IPO resulted in net proceeds to the Company of $128.2 million after deducting the underwriting discounts and commissions and before deducting offering costs of $2.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In connection with the IPO, the Company also granted the representative of the underwriters, a warrant to purchase up to 147,857 shares of the Company’s common stock (the “Underwriter’s Warrant”) that has an exercise price equal to 125% of the public offering price of $14.00 per share, or $17.50 per share. The Underwriter’s Warrant is not exercisable for a period of 180 days following the IPO date and expires four years from the date of issuance, or April 24, 2030. In connection with the IPO, the Company redeemed all issued and outstanding shares of Class B common stock for less than $0.1 million and consolidated its two classes of common stock, Class A and Class B, into a single class of $0.001 par value common stock.
Strategic Agreements

During the three months ended October 2, 2026, the Company entered into several strategic financing, investment, acquisition, supply and offtake arrangements intended to expand its processing and manufacturing capabilities and strengthen its tungsten supply chain.

Department of War Agreement

On September 11, 2026, the Company entered into an investment agreement (the “Investment Agreement”) with the United States Department of War (“DoW”). The Investment Agreement became effective as of September 14, 2026 (the “Initial Closing Date”), upon which date the DoW purchased 200,000 shares of the Company’s Class A Redeemable Preferred Stock (“Class A Preferred Stock”) for aggregate gross cash proceeds of $200.0 million (the “Initial Closing”). In connection with the Initial Closing, the Company also issued warrants to the DoW to purchase an aggregate of 7,567,341 shares of the Company’s common stock. The Investment Agreement provides for up to $450.0 million of aggregate Class A Preferred Stock financing, consisting of the initial $200.0 million under the Initial Closing and up to $250.0 million of additional Class A Preferred Stock issuances that may be funded, at the Company’s election and subject to specified terms and conditions, during future commitment periods, which is considered a tranche right. See Note 14 – DoW Investment Agreement and Related Transactions for additional information.

Springer and Blue Moon Agreements

On September 11, 2026, the Company entered into a binding letter agreement (the “Binding Letter Agreement”) with Blue Moon Metals Inc. (“Blue Moon”), Blue Moon (Springer) Inc. (“BM US”) and EQ Resources Limited (“EQ”) relating to a series of proposed strategic transactions associated with the Springer Tungsten Complex in Pershing County, Nevada. The proposed transactions include, among other matters, the formation of a joint venture to restart, expand and operate the Springer ammonium paratungstate plant (“APT Plant”), an equity investment by the Company in Blue Moon, tungsten concentrate supply arrangements, a tungsten prepayment facility, board representation rights and related commercial arrangements.

Under the Binding Letter Agreement, the Company is bound to subscribe for 3,500,000 units of Blue Moon at a price of C$10.00 per unit, or C$35.0 million (approximately $24.7 million as of September 11, 2026) in the aggregate (the “Equity Subscription”), with closing required by October 29, 2026, subject to approval from the TSX Venture Exchange (“TSXV”). Each unit consists of one common share of Blue Moon (a “Unit Share”) and one warrant to purchase one common share of Blue Moon (a “Blue Moon Warrant(s)”). As of October 2, 2026, the Unit Shares and the Blue Moon Warrants had not been issued and the subscription price had not been funded. The Company recognized the binding commitment to purchase the Unit Shares as a forward instrument (the “Forward”) measured at fair value as of October 2, 2026. See Note 15 – Blue Moon Metals, Inc. Transactions for additional information.

In connection with the Binding Letter Agreement, on September 21, 2026, the Company entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) under which the Company issued to Blue Moon warrants to purchase up to 1,166,970 shares of the Company’s common stock at an exercise price of $21.42 per share (the “TEG Warrants”). See Note 15 – Blue Moon Metals, Inc. Transactions for additional information.

Masan Investment

On September 23, 2026, the Company agreed under a Share Purchase Agreement (the “SPA”) to acquire from Masan Horizon Company Limited 55,138,174 ordinary shares (the “Sale Shares”), or 4.99% of the voting shares, of Masan High-Tech Materials Corporation (“Masan”) for approximately $124.7 million (the “Masan Purchase Price”), settled in Vietnamese Dong (“VND”) at VND 3,239,808,827,892 (VND 58,758 per share). On October 1, 2026 (the “Trade Date”) the Company initiated a trade on the Vietnam Unlisted Public Company Market (“UPCoM”) to purchase the Sale Shares on October 5, 2026. A shareholders’ agreement gives the Company one conditional Board nominee, information rights and protective rights, and prohibits transfer of the Sale Shares without the seller’s consent until 18 months after the Trade Date (the “Lock-up Period”).

OSRAM Acquisition

On September 3, 2026, the Company, through its wholly owned subsidiary Elmet Technologies LLC, entered into an asset purchase agreement with OSRAM GmbH to acquire substantially all assets and rights associated with OSRAM’s metal production operations in Schwabmünchen, Germany and assume specified liabilities. The purchase price will be determined at the closing of the transaction pursuant to the purchase price formula and adjustment provisions as set forth in the Purchase Agreement, which generally consists of the aggregate of (i) a fixed amount of negative €18 million, (ii) plus certain pension assets, (iii) minus the amount of the defined benefit obligation for certain pension liabilities, (iv) minus a restructuring prepayment in the amount of €1 million, (v) plus the amount, if any, by which the Working Capital (as defined in the Purchase Agreement) of the Business on the first day of the calendar month of the closing exceeds €3.875 million, (vi) minus the amount, if any, by which the Working Capital of the Business on the Effective Date falls below €3.875 million. The transaction remained subject to customary and specified closing conditions as of October 2, 2026. The Company expects the transaction to close in the first quarter of fiscal 2027.

Strategic Offtake and Supply Chain Arrangements

During September 2026, the Company entered into several strategic tungsten supply, processing and offtake arrangements, including an exclusive offtake agreement with the United States Defense Logistics Agency and a tungsten concentrate offtake agreement with Drakelands Restoration Limited and Tungsten West PLC. In addition, the Company established Elmet Refining & Trading LLC, a new operating division intended to coordinate sourcing, processing and delivery activities across its expanding tungsten supply chain network. There was no material activity related to these arrangements as of October 2, 2026.

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
The accompanying consolidated balance sheet as of October 2, 2026, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of changes in redeemable preferred stock and stockholders’ equity for the three and nine months ended October 2, 2026 and September 30, 2025, and the consolidated statements of cash flows for the nine months ended October 2, 2026 and September 30, 2025 are unaudited. The consolidated balance sheet as of December 31, 2025 included herein is unaudited as it was derived from the audited consolidated balance sheet of Anania & Associates and subsidiaries (a/k/a The Elmet Group Co.), after giving effect to the impact of the Reorganization.
The unaudited interim consolidated financial statements have been prepared on a basis consistent with the Anania & Associates and subsidiaries (a/k/a The Elmet Group Co.), except with respect to equity structure and taxes, audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of October 2, 2026, the results of operations for the three and nine months ended October 2, 2026 and September 30, 2025, comprehensive income for the three and nine months ended October 2, 2026 and September 30, 2025, cash flows for the nine months ended October 2, 2026 and September 30, 2025, and changes in redeemable preferred stock and stockholders’ equity for the three and nine months ended October 2, 2026 and September 30, 2025. The financial data and other information disclosed in these notes related to the three and nine months ended October 2, 2026 and September 30, 2025 are also unaudited. The results for the three and nine months ended October 2, 2026 are not necessarily indicative of results to be expected for the year ending January 1, 2027 or any other period. The accounting policies followed for the unaudited interim consolidated financial statements are consistent with the annual consolidated financial statements.

These unaudited consolidated financial statements should be read in conjunction with Anania & Associates and subsidiaries (a/k/a The Elmet Group Co.) audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, which are included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”), as amended and supplemented, and declared effective on April 22, 2026.
Change in Fiscal Calendar
Beginning in fiscal 2026, the Company changed its fiscal calendar to adopt a 4-4-5 fiscal calendar, whereby each fiscal quarter consists of thirteen weeks grouped into two four-week months and one five-week month. This change was implemented to better align the Company’s accounting operations with quarterly public reporting requirements and to improve comparability of financial performance. Under the new fiscal calendar, the Company’s fiscal year ends on the Friday closest to December 31st. The Company’s last fiscal year-end under the prior calendar-year convention was December 31, 2025, and fiscal periods beginning January 1, 2026 are reported under the new 4-4-5 fiscal calendar. As a result of this change, the Company’s third fiscal quarter, and the three and nine month periods presented in these unaudited consolidated financial statements ended October 2, 2026, include an additional number of days compared to the prior-year periods ended September 30, 2025. Accordingly, results for these periods may not be fully comparable to those of the prior year periods primarily due to the change in the number of days included in the periods. Subsidiaries that have a fiscal year-end different from that of the Company are consolidated using financial statements for periods that are within three months of the Company’s fiscal year-end, with adjustments for material transactions, if any.
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
Foreign currency gains and losses resulting from transactions denominated in foreign currencies are reflected in general and administrative expense in the accompanying consolidated statements of operations. For the three and nine months ended October 2, 2026 and September 30, 2025, foreign currency gains and losses were immaterial.
Accounting Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates. Significant items subject to estimates and assumptions include those related to over-time revenue recognition, the valuation of marketable securities, the valuation of forward instruments, the valuation of redeemable preferred stock and equity instruments, the valuation of stock-based compensation, the valuation of inventory and related reserves, and the assessment of recoverability of goodwill.
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
Cash
Cash represents cash held in banks, which are stated at cost, which approximate fair value. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk exposure. As of October 2, 2026 and December 31, 2025, included within cash was approximately $0.9 million and $0.5 million, respectively, of cash held at a bank in Germany. As of October 2, 2026 and December 31, 2025, included within cash was approximately $0.2 million and $0.0 million of cash held at a bank in Vietnam. The Company does not have any cash equivalents as of October 2, 2026 and December 31, 2025.
Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. The restricted cash balance as of October 2, 2026 relates to cash encumbered for the purchase of marketable securities that was not settled as of the reporting date.

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
The following table summarizes the activity related to the Company’s allowance for credit losses during the three and nine months ended October 2, 2026 and September 30, 2025 (in thousands):

	Three Months Ended October 2, 2026	Three Months Ended September 30, 2025	Nine Months Ended October 2, 2026	Nine Months Ended September 30, 2025
Beginning balance	$305	$295	$263	$242
Write-offs of receivables	—	(23)	—	(23)
Increase in allowance for credit losses	102	42	144	95
Ending balance	$407	$314	$407	$314
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
As of October 2, 2026, two customers accounted for more than 10% of the Company’s accounts receivable, net balance, who in aggregate represent approximately 27% of the Company’s total balance. As of December 31, 2025, one customer accounted for more than 10% of the Company’s accounts receivable, net balance, representing approximately 15% of the Company’s total balance. For the three and nine months ended October 2, 2026, there was one customer that accounted for more than 10% of the Company’s total revenue for the periods, accounting for approximately 11% of the Company’s consolidated revenue for the three and nine months ended October 2, 2026. For the three and nine months ended September 30, 2025, there were no customers that accounted for more than 10% of the Company's total revenue.

Concentrations of Significant Vendors
The Company believes that potential exposure related to concentrations of risk with significant vendors is mitigated, as management considers alternative sources of supply to be readily available. For the three and nine months ended October 2, 2026, one vendor accounted for more than 10% of the Company’s total expenditures, and accounts payable to this vendor represented approximately 38% of the Company’s total accounts payable as of October 2, 2026. For the three and nine months ended September 30, 2025, one vendor accounted for more than 10% of the Company’s total expenditures. As of December 31, 2025, accounts payable to this one vendor represented approximately 22% of the Company’s total accounts payable.
Inventories, net
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost, determined on a first-in, first-out basis, and average cost, or net realizable value determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.
The Company adjusts inventory carrying amount for the estimated difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and selling price. The Company also analyzes its inventory levels on each reporting date for excess and obsolete inventory. The Company’s analysis requires judgment and is based on factors including, but not limited to, recent historical activity, anticipated or forecasted demand for its products, competitiveness of product offerings, and market conditions. In doing so, the Company compares on-hand balances to anticipated usage using recent historical activity as well as judgments and estimates about anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required, subject to judgment and estimation. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established basis.
As of October 2, 2026 and December 31, 2025, inventory, net of reserves, consisted of the following (in thousands):

	October 2, 2026	December 31, 2025
Finished goods	$57,373	$30,946
Work-in-progress	52,890	27,919
Raw materials	42,505	10,832
Inventory, net	$152,768	$69,697
As of October 2, 2026 and December 31, 2025, the Company had inventory reserves of approximately $8.4 million and $6.2 million, respectively, based on the evaluation of its ending inventory on hand for excess quantities and obsolescence.
Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property, plant, and equipment.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The Company’s goodwill is assigned entirely to one reporting unit: the Company’s EMP operating segment.
Goodwill is not amortized and must be tested for impairment at least annually, or more frequently if events or circumstances indicate that it may be impaired. Goodwill is tested for impairment annually on the first day of the fourth quarter of the Company’s fiscal year at the reporting unit level. The Company performs a qualitative assessment to determine whether further impairment testing is necessary. Factors considered include macroeconomic, industry and market conditions, cost factors that would have a negative effect on earnings and cash flows, legal and regulatory environment, historical financial performance and significant changes in the Company’s operations or brand. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. In the quantitative assessment for goodwill, an assessment is performed to determine the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recognized in an amount equal to that excess.

As quoted market prices are not available for the Company’s reporting unit, the fair value of the reporting unit is determined using a discounted cash flow model (income approach). This method uses various assumptions that are specific to a reporting unit in order to determine fair value. While the Company believes that estimates of future cash flows are reasonable, changes in assumptions could significantly affect valuations and result in impairments in the future. The most significant assumption involved in the Company’s determination of fair value is the cash flow projections of the reporting unit. If the estimates of future cash flows for the reporting unit may be insufficient to support the carrying amount of the reporting unit, the Company will reassess its conclusions related to fair value and the recoverability of goodwill.
The Company did not record any impairment of goodwill during the three and nine months ended October 2, 2026 and September 30, 2025.

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
Intangible assets consist primarily of patents, customer relationships, and trademarks, all of which are finite lived assets. See Note 9 – Goodwill and Intangible Assets for further information surrounding the useful lives of identified intangible assets.
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
If indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset or asset group in question to the carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the asset or asset group’s carrying amount, the Company will determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. No impairment charges related to long-lived assets were recorded for the three and nine months ended October 2, 2026 and September 30, 2025.
Debt Issuance Costs
The Company’s debt issuance costs include expenditures necessary to obtain debt financing. Debt issuance costs include legal and other loan costs incurred by the Company for its financing agreements. Debt issuance costs related to the Company’s debt are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments over a straight-line basis, which approximates the effective interest method, over the estimated term of the debt. As of October 2, 2026 and December 31, 2025, the unamortized debt issuance costs were approximately $0.1 million, which were included within long-term debt, net of current portion on the Company’s consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs represent legal, accounting and other costs directly attributable to the IPO. Deferred offering costs are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the initial public offering proceeds. In April 2026, approximately $1.1 million of deferred offering costs were reclassified to additional paid-in capital, included within proceeds from the initial public offering, net of issuance costs and underwriter fees in the consolidated statement of changes in redeemable preferred stock and stockholders’ equity for the three months ended July 3, 2026. As of October 2, 2026 and December 31, 2025, $0.0 million and approximately $0.9 million, respectively, of deferred offering costs were capitalized.
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
Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. Finance leases are not material and are included in other assets, accrued expenses and other current liabilities, and other liabilities in the Company’s consolidated balance sheets.
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
The Company provides an assurance-based warranty on certain products that is not accounted for as a separate performance obligation. Warranty expense was not material for the three and nine months ended October 2, 2026 and September 30, 2025.
Step 3: Determine the transaction price:
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products to the customer. The Company’s contracts are fixed-fee arrangements, agreed to at contract inception. The Company’s contracts may include variable consideration related to early pay discounts, sales returns or certain development-related contracts, which result in pricing based on actual hours incurred. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Variable consideration in the Company’s revenue contracts was not material during the three and nine months ended October 2, 2026 and September 30, 2025.
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
The Company is required to capitalize certain costs to obtain customer contracts and costs to fulfill customer contracts. These costs consist primarily of sales commissions. Such costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. As a practical expedient, the Company recognizes any incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less. During the three and nine months ended October 2, 2026 and September 30, 2025, the Company did not capitalize any contract costs.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, costs associated with the manufacture of developing products and include salaries and benefits, research related facility and overhead costs, laboratory supplies, and contract services. For the three months ended October 2, 2026 and September 30, 2025, the Company expensed approximately $0.9 million and $0.8 million, respectively. For the nine months ended October 2, 2026 and September 30, 2025, the Company expensed approximately $6.0 million (of which $3.6 million was associated with stock compensation in connection with the IPO) and $2.6 million, respectively.
Advertising Expense
The costs of advertising, marketing, and media are expensed as incurred. For both the three months ended October 2, 2026 and September 30, 2025, the Company expensed approximately $0.1 million, and for both the nine months ended October 2, 2026 and September 30, 2025, the Company expensed approximately $0.3 million, which were included in sales and marketing expense in the consolidated statements of operations.
Derivative Instruments
Interest Rate Collars
The Company uses derivative instruments to manage its interest rate risk related to variable rate debt facilities. The Company’s derivative instruments are recorded at fair value. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship, and the derivative qualifies for hedge accounting. Under hedge accounting, changes in fair value for derivatives are recorded through accumulated other comprehensive (loss) income. When hedge accounting is not elected, changes in fair value for derivatives are recorded through the consolidated statements of operations.
The Company has two interest rate collars that have not been designated for hedge accounting. The interest rate collars have an original notional value of principal of approximately $10.0 million as of October 2, 2026 and December 31, 2025. The interest rate collars mature on October 30, 2026 and August 1, 2028, respectively. The collective fair value of the Company’s interest rate collars as of October 2, 2026 and December 31, 2025 was less than $0.1 million and approximately $0.1 million, respectively, which were included in accrued expenses and other current liabilities as of October 2, 2026 and other liabilities as of December 31, 2025 on the consolidated balance sheets. Changes in the fair value of derivatives totaled less than $0.1 million for the three and nine months ended October 2, 2026 and September 30, 2025 and have been recorded in other (income) expense, net in the consolidated statements of operations.
Derivative Assets
In connection with a long-term supply agreement entered into during 2024, the Company was granted options to purchase 20,000,000 shares of common stock in a publicly traded company at an exercise price of $0.10 per share, denominated in Australian Dollar. The options were scheduled to expire on November 22, 2026. The Company accounted for the options as a derivative asset at fair value with changes recognized in earnings, within changes in fair value of the derivative asset in the consolidated statements of operations.
During the Company’s fiscal year 2026, but prior to the three months ended October 2, 2026, the Company fully exercised the option to purchase the 20,000,000 shares, paying a cash exercise price of approximately $1.4 million for the 20,000,000 shares. Immediately prior to the exercise date, the derivative asset was remeasured to its intrinsic value of approximately $2.2 million. The intrinsic value of $2.2 million as of the exercise date, plus the cash paid upon exercise, was reclassified to marketable securities. During the three and nine months ended October 2, 2026, the Company recognized $0.0 million and approximately $2.2 million of a net gain on the derivative assets, which was included within change in fair value of derivative asset in the consolidated statement of operations.

Following the exercise date, the shares are subsequently accounted for as an equity security recognized at fair value with changes recognized in earnings. See the subparagraph ‘Fair Value Measurement’ for further information.

Equity Investments

The Company first evaluates whether an investee must be consolidated under either the voting interest and variable interest entity models and then whether the equity method applies. Equity securities that are neither consolidated nor accounted under the equity method are measured at fair value, with changes in fair value recognized in net income. The Company recognizes the impact of purchases or sales of equity securities within the consolidated financial statements based on the settlement date.

Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings. Equity securities without readily determinable fair values may be measured under the measurement alternative at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

For each investee, the Company evaluates its ownership percentage, board representation, governance rights and other relevant facts (including participation in policy-making processes, material intra-entity transactions, interchange of managerial personnel and technological dependency) to determine whether it has the ability to exercise significant influence over an investee.

Forward instruments

The Company evaluates forward instruments to determine whether they meet the definition of a derivative. Forward instruments that meet the definition of a derivative and do not qualify for a scope exception are recognized at fair value when the Company becomes party to the contract and are remeasured to fair value at each reporting date. Changes in fair value are recognized in change in fair value of forward instruments within the consolidated statement of operations. The Company accounts for a forward instrument as a single unit of account, measured on a net basis, and does not separately recognize the rights and obligations under the contract before settlement. The Company has not designated any forward instruments as a hedging instrument. A forward instrument is derecognized upon settlement or expiration.

Masan Investment

On September 23, 2026, the Company agreed under the SPA to acquire the 55,138,174 Sale Shares, or 4.99% of the voting shares, of Masan for approximately $124.7 million. Trades on the UPCoM are settled three business days after the Trade Date, with delivery of the shares and payment made through the facilities of the Vietnam Securities Depository and Clearing Corporation, the independent clearing house for the Vietnamese market.

As of October 2, 2026, the Company recognized $124.7 million within restricted cash on the consolidated balance sheet. The restricted cash was reserved to fund the Sale Shares and remains the Company’s asset until settlement. The cash is not eligible to be irrevocably transferred outside of the Company’s control prior to settlement and is presented as restricted cash on the consolidated balance sheet. The effect of VND/USD changes on the Sale Shares is included in the change in fair value recognized in the consolidated statements of operations.

As of October 2, 2026, the SPA was recognized as a forward instrument to purchase the Sale Shares (the “Masan Forward”) that was not a derivative. As of October 2, 2026, the fair value of the Masan Forward was approximately $3.3 million, recognized within prepaid expenses and other current assets within the consolidated balance sheet. In connection, the Company recognized a gain on change in its fair value of the Masan Forward from September 23, 2026 to October 2, 2026, which is included within change in fair value of forward instruments.

The Masan Forward is measured as the excess of the fair value of the Sale Shares over the Masan Purchase Price. The Sale Shares are measured within Level 1 at the UPCoM closing price of VND 60,300 per share at October 2, 2026, multiplied by shares held and translated at VND 25,980.77 per U.S. dollar, with no adjustment for position size or the Lock-up Period.

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
For certain financial instruments, including accounts receivable, unbilled receivables, accounts payable, accrued expenses, deferred consideration, deferred revenue, deferred government grants, current portion of long-term debt, and other current liabilities, the carrying amounts approximate their fair values as of October 2, 2026 and December 31, 2025. These assessments reflect the short-term nature of the instruments and market conditions as of the reporting date.
The Company’s equity marketable securities are classified as a Level 1 fair value measurement, as its valuation is based on quoted prices in active markets for identical instruments, and is remeasured at each reporting date.

The Company’s investment in the Sale Shares is measured at fair value on a recurring basis using the quoted closing price on the UPCoM (Level 1), without adjustment for position size or the Lock-up Period. The Masan Forward associated with the Masan investment is measured as the excess of the fair value of the Sale Shares over the Masan Purchase Price.

The fair value of the Company’s interest rate collars is determined by using widely accepted valuation techniques based on their maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement.
During the nine months ended October 2, 2026, the Company recognized a forward instrument related to the binding commitment to purchase units in Blue Moon (see Note 15 – Blue Moon Metals Inc. Transactions for further details), which is measured at fair value on a recurring basis. The Forward was measured as a single instrument comprising of common shares and warrants, net of the aggregate subscription price payable at closing, and was classified within Level 2 of the fair value hierarchy. Fair value for the underlying Blue Moon common shares was determined using the quoted closing price of third-party common shares in an active market multiplied by the quantity to be received, less the aggregate subscription price. The fair value of the underlying Blue Moon Warrants is estimated using a Black-Scholes option pricing model with observable inputs, including the quoted price and volatility of third-party common shares and the risk-free rate. See Note 15 – Blue Moon Metals Inc. Transactions for further details.

During the nine months ended October 2, 2026, the Company fully exercised the option to purchase the 20,000,000 shares related to the previously recognized derivative instrument. Following the exercise date, the shares are subsequently accounted for as an equity security recognized at fair value with changes recognized in earnings.

The following table summarizes the activity related to the Company's change in fair value of marketable securities related to the 20,000,000 shares during the three and nine months ended October 2, 2026 and September 30, 2025 (in thousands):

	Three Months Ended October 2, 2026	Three Months Ended September 30, 2025	Nine Months Ended October 2, 2026	Nine Months Ended September 30, 2025
(Gain) loss on remeasurement of marketable securities	$(1,640)	$—	$(2,721)	$23

As of October 2, 2026, the 20,000,000 shares, together with the gain on the Company's pre-existing holding in the same company, were included within marketable securities in the consolidated balance sheets at a combined fair value of approximately $6.6 million. As of December 31, 2025, the value of these options was immaterial.

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
Fair value of the Company’s long-term debt is based on quoted market prices or on rates available for debt with similar terms and maturities. Based upon interest rates currently available to the Company, the carrying amount of the Company’s long-term debt approximates fair value.
Certain assets and liabilities are recognized or disclosed at fair value on a non-recurring basis, such as property, plant, and equipment, ROU assets, goodwill, and intangible assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying amount may not be recoverable, and at least annually for goodwill and identified-lived intangible assets. If an impairment charge is required, the asset is adjusted to fair value using Level 3 inputs.
The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis as of October 2, 2026 (in thousands):

	Financial Statement Classification	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Equity securities	Marketable securities	$6,564	$—	$—	$6,564
Equity subscription forward instrument	Prepaid expenses and other current assets	3,273	—	—	3,273
Total Assets		$9,837	$—	$—	$9,837

Liabilities:
Interest rate collar derivatives	Accrued expenses and other current liabilities	$—	$49	$—	$49
Equity subscription forward instrument	Accrued expenses and other current liabilities	—	3,495	—	3,495
Contingent consideration	Other liabilities	—	—	190	190
Total Liabilities		$—	$3,544	$190	$3,734
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
There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the nine months ended October 2, 2026 and September 30, 2025.
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
Income Taxes
Prior to the Reorganization, the Company was an S-corporation and the Company’s income and losses were passed through to its stockholders and reported on their individual tax returns. Following the Reorganization, the Company is a C-

corporation that is subject to corporate income taxes. The Company included certain pro forma information related to the Reorganization within Note 18 – Net Income Per Share.
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
Net Income Per Share
Prior to the Company's IPO and the related reclassification described in Note 1 – Business and Organization, the Company had two classes of common stock, Class A common stock and Class B common stock, the rights of which — including liquidation and dividend rights and sharing of income — were identical, other than voting rights. Net income per share for periods prior to the IPO was computed using the two-class method required for multiple classes of common stock and participating securities. Because the liquidation and dividend rights and sharing of income of Class A common stock and Class B common stock were identical, undistributed earnings were allocated between the two classes on a proportionate basis, and the resulting net income per share was the same for Class A common stock and Class B common stock, individually and combined.
In connection with the IPO, the Company's outstanding Class A common stock and Class B common stock were reclassified into a single class of common stock (see Note 1 – Business and Organization and Note 13 – Common Stock). Following the IPO, the Company has a single class of common stock outstanding, however, certain warrants are participating securities because they are entitled to share in dividends declared on common stock on a non-fortifiable, as-exercised basis. Accordingly, net income per share for periods following the IPO continues to be computed using the two-class method, under which undistributed earnings are allocated between common stock and the participating securities. The Company’s Class A Redeemable Preferred Stock, restricted stock awards, restricted stock units, and stock appreciation rights are not participating securities because they do not carry non-forfeitable dividend rights.

The Company computes net income per share of common stock using the two-class method required for participating securities. Net income is first reduced by cumulative dividends on, and accretion of, the Class A Redeemable Preferred Stock, whether or not declared. The remaining undistributed earnings are then allocated between common stockholders and participating securities based on their respective rights to share in dividends. Basic net income per share is then computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Shares issuable for little or no cash consideration, including the DoW Penny Warrants (as defined in Note 14 – DoW Investment Agreement and Related Transactions), are included in basic weighted-average shares from the date that all necessary conditions for their issuance have been satisfied.

The Company determines diluted net income per share by applying the most dilutive method to each class of potentially dilutive securities. The treasury stock method is applied to restricted stock awards, restricted stock units, stock options, stock appreciation rights, and certain equity instruments. The two-class method is applied to participating securities. For instruments subject to the two-class method, the Company applies a hybrid approach in which income is allocated after giving effect to adjustments from other dilutive securities. In periods of net income, a portion of undistributed earnings is allocated to participating securities and deducted in determining income attributable to common stockholders. In periods of net loss, losses are only allocated to participating securities to the extent that the holders have the contractual obligation to share in losses. See Note 18 – Net Income per Share for further information.

Commitments and Contingencies
The Company is subject to various commitments and contingencies arising in the normal course of business, including, but not limited to legal and contractual matters. Liabilities are recorded when it is probable that a loss has been incurred, and the amount can be reasonably estimated. Matters that do not meet these criteria are disclosed if the likelihood of loss is reasonably possible and the potential impact could be material. The Company also discloses significant contractual obligations, including leases and purchase commitments, with information regarding their nature and timing of future cash flows. Management continuously evaluates these matters and updates the financial statements as appropriate.
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
The Company invests in foreign markets in Australia where it holds equity securities of foreign-listed issuers with an aggregate fair value of $6.6 million, as of October 2, 2026, representing approximately approximately 1.0% of total assets, respectively.

The Company also holds equity securities of a publicly traded company listed on the Australian Securities Exchange and denominated in Australian dollars (“AUD”), with an aggregate fair value of approximately $6.6 million at October 2, 2026, representing approximately 1.3% of the Company’s total assets. These holdings are subject to changes in market prices and in the AUD/USD exchange rate. The potential adverse impact of these risks on the Company’s operations is not material.

The Company conducts operations in Germany with total assets domiciled in Germany of $3.7 million as of October 2, 2026, representing less than 1.0% of the Company’s total assets. The Company’s operations in Germany are subject to risks including currency fluctuations, local regulation, and political or economic instability. The potential adverse impact of these risks on the Company’s operations is not material.

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

Redeemable Preferred Stock

The Company’s Class A Preferred Stock that is redeemable at the option of the holder or upon the occurrence of events not solely within the Company’s control is presented outside permanent equity, as temporary (mezzanine) equity, between liabilities and stockholders' equity. The Company also evaluates the conversion, redemption and other features of the Class A Preferred Stock for bifurcation as embedded derivatives.

The initial carrying amount of the Class A Preferred Stock issued with other freestanding financial instruments is the amount of proceeds allocated to it on a relative fair value basis, net of allocated costs.

If the Class A Preferred Stock is currently redeemable, the Company adjusts the carrying amount to the redemption value at each reporting date. If the Class A Preferred Stock is not currently redeemable but it is probable that it will become redeemable, the Company accretes the carrying amount of the Class A Preferred Stock to its projected redemption value using the interest method, with the offsetting entry recorded to retained earnings or, in the absence of retained earnings, additional paid-in capital. The Company has elected to accrete changes in the redemption value over the period from the date of issuance (or, if later, the date it becomes probable that the Class A Preferred Stock will become redeemable) to the earliest redemption date and applies this election consistently. Redemption value includes accrued and unpaid paid-in-kind dividends (see Paid-in-Kind Dividends below), and the Company does not accrete amounts already recognized as paid-in-kind dividends.

Increases in the carrying amount for paid-in-kind dividends and redemption-value accretion are recorded as deductions from net income (or additions to net loss) to arrive at income available to common stockholders in the computation of basic and diluted net loss or income per share.

Paid-in-Kind Dividends

Paid-in-kind dividends on the Class A Preferred Stock are measured using the stated dividend rate applied to the contractual dividend base, are recognized as they accrue under the cumulative dividend terms, whether or not declared, and increase the carrying amount of the Class A Preferred Stock. The offsetting charge is recorded to retained earnings or, in the absence of retained earnings, additional paid-in capital.

Warrants and Other Freestanding Equity Instruments

The Company evaluates freestanding warrants and other contracts on its own equity at issuance and at each reporting date to determine whether they are classified as equity or as assets or liabilities, considering whether the instrument is a liability, and if not, whether the instrument is indexed to the Company’s own stock and whether its settlement provisions permit equity classification. Classification is reassessed at each reporting date. Equity-classified instruments are recorded within stockholders’ equity at the amount of proceeds allocated to them (on a relative fair value basis when issued together) and are not subsequently remeasured. Instruments classified as assets or liabilities are recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in other income (expense), net.

The Company determines fair value using models suited to the terms of each instrument (Black-Scholes-Merton, lattice or Monte Carlo simulation), with inputs such as the stock price, strike price, expected term, expected volatility and risk-free rate. Expected volatility and other unobservable inputs are Level 3 inputs.

Foreign Currency Transactions

Transactions denominated in a currency other than an entity’s functional currency are remeasured using the applicable exchange rate. Foreign-currency transaction gains and losses arising from remeasurement and settlement are recognized in earnings.

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
Recently Adopted Accounting Pronouncements
In April 2026, the FASB issued Accounting Standards Update ("ASU") 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). ASU 2026-01 requires an issuer to initially measure paid-in-kind dividends on equity-classified preferred stock, including preferred stock presented in temporary equity, using the paid-in-kind dividend rate stated in the governing agreement. The amendments do not change when a paid-in-kind dividend is recognized. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, and early adoption is permitted. The Company early adopted ASU 2026-01 during the interim period ended October 2, 2026 using the prospective transition method, and the adoption did not have a material effect on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company adopted this new accounting standard effective January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
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

4. ACQUISITIONS

On November 14, 2025, the Company acquired 100% of the voting interests in Symphony Microwave Technologies, LLC (“Symphony”), a United States based company focused on the design and production of high-power microwave and RF components and subsystems, in exchange for total consideration of approximately $0.8 million. Total consideration consisted of (i) cash of approximately $0.2 million, (ii) the fair value of common stock issued of approximately $0.1 million, (iii) the fair value of contingent consideration of approximately $0.3 million and (iv) the fair value of deferred consideration of approximately $0.2 million.

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
The fair value of contingent consideration included in consideration transferred was $0.3 million, which is related to an earnout arrangement with the sellers of Symphony, as estimated by a third-party valuation specialist. The contingent consideration is payable in quarterly installments through the third anniversary of the acquisition date based on the post-acquisition sales to a customer of Symphony and does not include any continuing employment conditions. There is no cap on the amount payable under the earnout. The fair value of the instrument was based on the discounted cash flows of expected future payments to this customer based on forecasted revenue during the earnout period. The Company paid less than $0.1 million of the contingent consideration during the three and nine months ended October 2, 2026, which was included within payments of contingent consideration in the consolidated statements of cash flows. During the three and nine months ended October 2, 2026, the change in fair value of contingent consideration was not material.

The deferred consideration of $0.2 million accrues interest monthly at an annual rate of 3.75% and is payable to the sellers within eighteen months from the acquisition date, which was included with accrued expenses and other current liabilities and other liabilities within the consolidated balance sheets as of October 2, 2026 and December 31, 2025, respectively. Due to the short maturity of the deferred consideration, carrying amount approximates fair value. During the three and nine months ended October 2, 2026, interest expense related to deferred consideration was not material. The Company paid approximately $0.0 million and $0.1 million of the deferred consideration during the three and nine months ended October 2, 2026, respectively, which was included within payments of deferred consideration in the consolidated statements of cash flows.

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
Activity related to Poly Labs for the three and nine months ended September 30, 2025 was as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$1,056	$4,042
Cost of goods sold	1,661	5,196
Gross loss	(605)	(1,154)
Operating expenses:
General and administrative	393	1,187
Research and development	8	34
Sales and marketing	17	66
Total operating expenses	418	1,287
Operating loss	(1,023)	(2,441)
Other income, net:
Other income, net	(179)	(58)
Interest expense	44	112
Interest income – related party	(36)	(97)
Total other income, net	(171)	(43)
Loss from discontinued operations	$(852)	$(2,398)
There was no activity related to Poly Labs for the three and nine months ended October 2, 2026.
Following the Company’s distribution of Poly Labs on October 1, 2025, a note payable owed by the Company to Poly Labs remained outstanding. As of December 31, 2025, the amount owed to Poly Labs was approximately $0.5 million, which was repaid in full on January 19, 2026, see Note 12 – Debt and Note 16 – Related Party for further information.
Additionally, as of October 2, 2026 and December 31, 2025, Poly Labs owed the Company approximately $0.1 million and $0.2 million, respectively, related to various management fees and other services provided by the Company to Poly Labs following the distribution date, which is included within related party receivables within the consolidated balance sheets. See Note 16 – Related Party for further information.
As the Company distributed its ownership interest in Poly Labs on October 1, 2025, there were no assets or liabilities, other than those noted above, related to Poly Labs that were included within the consolidated balance sheet as of October 2, 2026 or December 31, 2025.
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

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by timing and by geographic location for the three and nine months ended October 2, 2026 and September 30, 2025 (in thousands):

	Three Months Ended October 2, 2026			Nine Months Ended October 2, 2026
	United States	Europe	Total	United States	Europe	Total
Revenue:
Revenue – Point in time	$58,950	$634	$59,584	$143,011	$2,267	$145,278
Revenue – Over time	19,976	—	19,976	56,690	—	56,690
Total revenue	$78,926	$634	$79,560	$199,701	$2,267	$201,968

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	United States	Europe	Total	United States	Europe	Total
Revenue:
Revenue – Point in time	$38,210	$711	$38,921	$115,731	$1,906	$117,637
Revenue – Over time	12,203	—	12,203	29,004	—	29,004
Total revenue	$50,413	$711	$51,124	$144,735	$1,906	$146,641
Contract Balances from Contracts with Customers
The Company records contract assets or contract liabilities on a contract-by-contract basis. The Company’s accounts receivable, contract assets and contract liabilities are summarized below (in thousands):

	October 2, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net	$45,424	$28,904	$32,759
Unbilled revenue	$3,517	$2,621	$1,349
Deferred revenue	$25,621	$14,853	$10,085
The increase in deferred revenue during the nine months ended October 2, 2026 reflects the impact of billings in excess of revenue recognized in the period. The increase in unbilled revenue for the nine months ended October 2, 2026 reflects the net effect of revenue recognized on a subset of over time revenue customers and the timing of the billings on those contracts during the period.
During the nine months ended October 2, 2026 and September 30, 2025, the Company recognized revenue of approximately $4.6 million and $7.1 million that was included in the contract liabilities as of December 31, 2025 and December 31, 2024, respectively. During the three months ended October 2, 2026 and September 30, 2025, the Company recognized revenue of approximately $2.2 million and $0.8 million that was included in the contract liabilities as of July 3, 2026 and June 30, 2025, respectively. There was no revenue recognized during the three and nine months ended October 2, 2026 and September 30, 2025 for performance obligations satisfied in prior periods.
The Company did not recognize impairment losses on its contract assets during the three and nine months ended October 2, 2026 and September 30, 2025.
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

The following table summarizes a roll forward of the deferred government grants for the nine months ended October 2, 2026 (in thousands):

Amount

Balance as of December 31, 2025	$4,672
Cash received from government grants	4,018
Grant receivable for capital expenditures	1,030
Capital expenditures related to government grants	(8,053)
Balance as of October 2, 2026	$1,667
The deferred government grant liability as of October 2, 2026 will be recognized in future periods as an offset to property, plant and equipment, net or as other revenue, subject to the conditions of the grant agreement being met.
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of October 2, 2026 and December 31, 2025 consists of the following (in thousands):

	October 2, 2026	December 31, 2025
Machinery and equipment	$38,681	$35,141
Buildings and building improvements	19,648	19,592
Land	1,751	1,751
Furniture, fixtures and vehicles	3,335	2,740
Leasehold improvements	1,437	1,383
Property and equipment, gross	64,852	60,607
Less: Accumulated depreciation	(26,968)	(22,182)
Plus: Construction in-progress	4,147	3,917
Property and equipment, net	$42,031	$42,342
During the three months ended October 2, 2026 and September 30, 2025, depreciation expense for continuing operations associated with property, plant and equipment, net was approximately $1.6 million and $1.3 million, respectively, of which approximately $1.5 million and $1.2 million, respectively, were included within cost of goods sold, and $0.1 million was included in general and administrative expense for both periods. Depreciation expense for the three months ended October 2, 2026 and September 30, 2025 was net of approximately $0.5 million and $0.1 million, respectively, of contra depreciation expense recognized related to government grants. See Note 7 – Government Grants for additional details.
During the nine months ended October 2, 2026 and September 30, 2025, depreciation expense for continuing operations associated with property, plant and equipment, net was approximately $4.7 million and $3.9 million, respectively, of which approximately $4.4 million and $3.6 million, respectively, were included within cost of goods sold, and $0.3 million and $0.3 million, respectively, were included in general and administrative expense. Depreciation expense for the nine months ended October 2, 2026 and September 30, 2025 was net of approximately $1.3 million and $0.5 million, respectively, of contra depreciation expense recognized related to government grants. See Note 7 – Government Grants for additional details.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, which is assigned entirely to the Company’s EMP segment (see Note 21 – Segments), during the nine months ended October 2, 2026 were as follows (in thousands):

Amount
Balance as of December 31, 2025	$4,583
Foreign currency translation adjustment	(78)
Balance as of October 2, 2026	$4,505
The Company had no accumulated impairment losses as of October 2, 2026 or December 31, 2025.
Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of October 2, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Remaining Amortization Period
Intangible assets:
Customer relationships	$10,656	$(5,884)	$7	$4,779	4.9 years
Trademarks and patents	2,181	(714)	—	1,467	10.1 years
Total intangible assets	$12,837	$(6,598)	$7	$6,246
The gross carrying amount and accumulated amortization of the Company’s intangible assets consisted of the following as of December 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Remaining Amortization Period
Intangible assets:
Customer relationships	$10,656	$(5,069)	$19	$5,606	5.6 years
Trademarks and patents	2,181	(603)	—	1,578	10.9 years
Total intangible assets	$12,837	$(5,672)	$19	$7,184
During the three months ended October 2, 2026 and September 30, 2025, the Company recognized aggregate amortization expense of approximately $0.3 million, of which $0.2 million was included within general and administrative expense and $0.1 million was included within cost of goods sold in the consolidated statements of operations for both periods then ended.
During the nine months ended October 2, 2026 and September 30, 2025, the Company recognized aggregate amortization expense of approximately $0.9 million, of which $0.6 million was included within general and administrative expense and $0.3 million was included within cost of goods sold in the consolidated statements of operations for both periods then ended.

As of October 2, 2026, estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remaining 2026	$310
2027	1,236
2028	1,236
2029	1,236
2030	705
Thereafter	1,523
$6,246
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
The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

	October 2, 2026	December 31, 2025
Operating lease right-of-use assets	$11,507	$10,586

Operating lease liabilities, current	$1,041	$875
Operating lease liabilities, non-current	11,138	10,247
Total operating lease liabilities	$12,179	$11,122

Weighted-average remaining term	9.2 years	9.6 years
Weighted-average discount rate	10.8%	10.9%
For the three months ended October 2, 2026 and September 30, 2025, the Company recognized approximately $0.6 million and $0.5 million, respectively, of lease expense. For the nine months ended October 2, 2026 and September 30, 2025, the Company recognized approximately $1.6 million of lease expense for both periods. These expenses were recognized within cost of goods sold on the consolidated statements of operations. Variable and short-term lease expense recognized during the three and nine months ended October 2, 2026 and September 30, 2025 was not material.

As of October 2, 2026, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Year	Amount
Remaining 2026	$565
2027	2,254
2028	2,253
2029	2,028
2030	1,790
Thereafter	10,667
Total operating lease payments	19,557
Less: Imputed interest	(7,378)
Present value of future lease payments	$12,179
Supplemental cash flow related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
Lease expense recognized for operating leases	$551	$532	$1,599	$1,578
Cash paid for amounts included in the measurement of operating lease liabilities	$505	$498	$1,503	$1,487
As of October 2, 2026 and December 31, 2025, the Company did not have any leases that had not yet commenced.
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of accrued expenses and other current liabilities as of October 2, 2026 and December 31, 2025 is as follows (in thousands):

	October 2, 2026	December 31, 2025
Accrued compensation and employee benefits	$8,481	$6,359
Accrued accounts payable	9,188	4,919
Accrued interest	8	671
Accrued sales returns and allowances	715	610
Forward liability	3,495	—
Accrued income tax payable	2,051	—
Other	382	1,100
Total accrued expenses and other current liabilities	$24,320	$13,659
Within accrued interest as of October 2, 2026 and December 31, 2025, there was approximately $0.0 million and $0.2 million of accrued interest owed to related parties, respectively. See Note 12 – Debt and Note 16 – Related Party Transactions for further information.

12. DEBT
The following table summarizes the components of long-term debt as of October 2, 2026 and December 31, 2025 (in thousands):

	October 2, 2026	December 31, 2025
Term Loans:
Wells Fargo Term Loan	$6,281	$7,684
First BankProv Term Note	1,369	1,688
United Federal Credit Union Term Note	678	1,144
October 2023 Term Loans	—	500
Other Equipment Loans	31	188
FAME 2023 Loan	144	144
Symphony Term Loans	—	41
Line of Credit Facilities:
Wells Fargo Line of Credit	27,377	20,467
Domestic March 2020 Line of Credit	—	3,297
Auburn Savings Loan	766	766
Foreign March 2020 Line of Credit	—	166
Auburn Savings LOC	—	148
Symphony Line of Credit	—	45
Total debt	36,646	36,278
Current portion of long-term debt	(2,449)	(7,755)
Deferred issuance costs	(58)	(68)
Total long-term debt, net of current portion	$34,139	$28,455
The following table summarizes the components of long-term debt – related party as of October 2, 2026 and December 31, 2025 (in thousands):

	October 2, 2026	December 31, 2025
Related Party:
Great Falls Term Loan	$—	$15,000
CEO Line of Credit	—	1,771
Poly Labs Note Payable (Due to Poly Labs)	—	548
Total related party debt	—	17,319
Current portion of long-term debt – related party	—	(2,319)
Total long-term debt, net of current portion – related party	$—	$15,000

The following table presents the future principal payments due under the Company’s debt amounts, excluding forgivable loans and unamortized debt issuance costs, as of October 2, 2026 (in thousands):

Fiscal Year	Amount
Remaining 2026	$421
2027	2,327
2028	32,006
2029	237
2030	253
Thereafter	1,258
Total principal payments	$36,502
Term Loans
As of October 2, 2026 and December 31, 2025, the Company has borrowings under multiple term loans. The term loans contain certain restrictive and financial covenants. As of October 2, 2026 and December 31, 2025, the Company was in compliance with these covenants.
Wells Fargo Term Loan
On November 6, 2023, the Company entered into a secured $8.7 million term note with Wells Fargo Bank (the “Wells Fargo Term Loan”). Amounts under the Wells Fargo Term Loan are secured by substantially all of the assets of a consolidated subsidiary. During the year ended December 31, 2024, the Company modified the Wells Fargo Term Loan and borrowed an additional $2.0 million.
The Wells Fargo Term Loan accrues interest monthly based on a floating rate, as defined by the lender, and is subject to periodic adjustments based on prevailing market conditions. During the three and nine months ended October 2, 2026, the Company recognized approximately $0.2 million and $0.4 million of interest expense, respectively. During the three months and nine months ended September 30, 2025, the Company recognized approximately $0.5 million and $0.9 million of interest expense, respectively. As of October 2, 2026 and December 31, 2025, the applicable interest rates were 6.44% and 6.62%, respectively, on the portion of outstanding principal entered into during November 2023 and 8.75% and 8.50%, respectively, on the incremental borrowings entered into during December 2024.
Under the Wells Fargo Term Loan, the Company makes monthly principal payments of approximately $0.1 million per month. During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate principal payments of approximately $1.4 million and $1.2 million, respectively, and aggregate interest payments of approximately $0.4 million and $0.4 million, respectively, during the respective periods related to the Wells Fargo Term Loan. The Wells Fargo Term Loan has a maturity date of November 6, 2028.
As of October 2, 2026 and December 31, 2025, the outstanding balance related to the Wells Fargo Term Loan was approximately $6.3 million and $7.7 million, respectively, of which approximately $1.6 million and $1.6 million, respectively, were included within current portion of long-term debt and $4.7 million and $6.1 million, respectively, which were included within long-term debt, net of current portion, on the consolidated balance sheets. The Wells Fargo Term Loan contains financial covenants, including leverage ratio requirements.
First BankProv Term Note
On March 2, 2020, the Company entered into a secured $6.5 million term note with BankProv (formerly the Provident Bank, now Needham Bank after its merger in November 2025) (the “First BankProv Term Note”). Amounts under the First BankProv Term Note are secured by certain assets of a consolidated subsidiary.

The First BankProv Term Note accrued monthly interest at 4.79% until March 31, 2026, and accrues at a fixed 6.50% thereafter. During each of the three and nine months ended October 2, 2026 and September 30, 2025, the Company recognized less than $0.1 million of interest expense.

During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate principal payments of approximately $0.3 million and $0.9 million, respectively, and aggregate interest payments of less than $0.1 million and approximately $0.1 million, respectively, related to the First BankProv Term Note.

On March 31, 2026, the Company amended the First BankProv Term Note to extend the maturity date from March 2, 2027 to March 1, 2033. In connection with the amendment, the interest rate increased to a fixed rate of 6.50% and the repayment schedule was amended, whereby the Company is required to make interest-only payments for a period of twelve months commencing April 1, 2026, followed by principal payments over a six-year amortization period.
As of October 2, 2026 and December 31, 2025, the outstanding balance of the First BankProv Term Note was approximately $1.4 million and $1.7 million, respectively, of which $0.1 million and $1.4 million were included within current portion of long-term debt, respectively, and $1.3 million and $0.3 million were included in long-term debt, net of current portion, respectively, on the consolidated balance sheets. The First BankProv Term Note contains financial covenants, including leverage ratio requirements.
United Federal Credit Union Term Note
On September 23, 2024, the Company entered into a secured $1.6 million term note with United Federal Credit Union (the “United Federal Credit Union Note”). Amounts under the United Federal Credit Union Note are secured by the related solar project managed by one of the Company’s consolidated subsidiaries.
The United Federal Credit Union Note accrues interest monthly based on a stated interest rate of 9.00% with monthly principal payments commencing in March 2025. During the three and nine months ended October 2, 2026, the Company recognized less than $0.1 million of interest expense in each period. During the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million of interest expense for each period.
During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate principal payments of approximately $0.5 million and $0.3 million, respectively, and aggregate interest payments of less than $0.1 million for both periods, related to the United Federal Credit Union Term Note. The United Federal Credit Union Note has a maturity date of September 10, 2027.
As of October 2, 2026 and December 31, 2025, the outstanding balance related to the United Federal Credit Union Note was approximately $0.7 million and $1.1 million, respectively, of which approximately $0.7 million and $0.6 million were included within current portion of long-term debt and $0.0 million and $0.5 million were included within long-term debt, net of current portion, respectively, on the consolidated balance sheets.
October 2023 Term Loans
On October 6, 2023, the Company entered into two separate term loans with investors of a consolidated subsidiary, with aggregate gross proceeds of approximately $0.5 million (the “October 2023 Term Loans”).
The October 2023 Term Loans accrued interest monthly based on a stated fixed interest rate of 8.00%. During the three and nine months ended October 2, 2026, the Company recognized approximately $0.0 million of interest expense in each period. During the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million of interest expense in each period.
During the nine months ended October 2, 2026 and September 30, 2025, the Company paid $0.5 million (which paid the loan in full) and $0.0 million of principal, respectively, and less than $0.1 million for interest during both periods, on the October 2023 Term Loans.
The maturity dates of the October 2023 Term Loans ranged from October 2026 to October 2027, however, the October 2023 Term Loans were terminated and replaced by the AAI Note (defined below) as part of the Reorganization.
As of October 2, 2026 and December 31, 2025, the outstanding balance related to the October 2023 Term Loans was $0.0 million and $0.5 million, of which approximately $0.0 million and $0.3 million were included within current portion of long-term debt and $0.0 million and $0.2 million were included within long-term debt, net of current portion, respectively, on the consolidated balance sheets.
In April 2025, the Company amended one of the October 2023 Term Loans to add a conversion feature to enable the holder to convert the outstanding principal and accrued interest into membership units of one of the Company’s consolidated subsidiaries upon certain liquidity events, including an initial public offering. The conversion option did not require separate accounting as a derivative, and the holder waived the conversion right on December 29, 2025.

Other Equipment Loans
From March 2020 to December 2022, the Company entered into numerous agreements to borrow an aggregate amount of approximately $0.8 million related to secured equipment loans from various lenders (the “Other Equipment Loans”). The Other Equipment Loans are secured by certain assets owned by a consolidated subsidiary.
The Other Equipment Loans accrue monthly interest, with interest rates ranging from 0.00% to 7.25%. During the three and nine months ended October 2, 2026, the Company recognized less than $0.1 million of interest expense. During the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million and approximately $0.1 million of interest expense, respectively.
During the nine months ended October 2, 2026 and September 30, 2025, the Company made aggregate principal payments of less than $0.1 million and approximately $0.1 million, respectively, and aggregate interest payments of less than $0.1 million for both periods related to the Other Equipment Loans.
The Other Equipment Loans have maturity dates ranging from October 2026 through November 2028.
As of October 2, 2026 and December 31, 2025, the outstanding balance related to the Other Equipment Loans was less than $0.1 million and approximately $0.2 million, respectively, of which less than $0.1 million and approximately $0.1 million, respectively, and $0.0 million and approximately $0.1 million, respectively were included within current portion of long-term debt and long-term debt, net of current potion, respectively, on the consolidated balance sheets.
FAME 2023 Loan
On September 1, 2023, the Company entered into an unsecured and forgivable $0.3 million loan agreement with the Finance Authority of Maine COVID Relief Program (the “FAME 2023 Loan”).
The FAME 2023 Loan was borrowed with no stated interest rate. The amount borrowed under the FAME 2023 Loan is forgiven annually, 30 days following each anniversary date, at 25% increments.
As of October 2, 2026 and December 31, 2025, the outstanding balance of the FAME 2023 Loan was approximately $0.1 million, which is expected to be fully forgiven.
The maturity date of the FAME 2023 Loan is October 1, 2027.
As of October 2, 2026 and December 31, 2025, approximately $0.1 million and $0.0 million, respectively were included within current portion of long-term debt, and $0.0 million and approximately $0.1 million, respectively were included within long-term debt, net of current portion, respectively on the consolidated balance sheets.

Symphony Term Loans
On November 14, 2025, as a result of the Company’s acquisition of Symphony, the Company assumed certain liabilities related to approximately $0.1 million of promissory notes (the “Symphony Term Loans”) with Rockland Trust Bank (“Rockland Trust”). The Symphony Term Loans were secured by substantially all the assets of a consolidated subsidiary.
The Symphony Term Loans accrued monthly interest, with interest rates ranging from 4.25% to 7.49%. During the three and nine months ended October 2, 2026, the Company recognized less than $0.1 million of interest expense.
During the nine months ended October 2, 2026, the Company made payments of less than $0.1 million of principal and interest, related to the Symphony Term Loans.
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
March 2022 Promissory Note
On March 1, 2022, the Company entered into a promissory note with a principal amount of $3.4 million owed to a former employee of the Company (the “March 2022 Promissory Note”).

The March 2022 Promissory Note accrued interest monthly based on a floating rate equal to the Wall Street Journal prime rate plus a spread of 2.00%. In August 2025, the Company paid the remaining principal amount owed of approximately $2.6 million and the March 2022 Promissory Note was terminated. As of October 2, 2026 and December 31, 2025, there was no outstanding amount related to the March 2022 Promissory Note.
During the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million and approximately $0.2 million of interest expense, respectively, related to the March 2022 Promissory Note.
During the nine months ended September 30, 2025, the Company made aggregate principal and interest payments of approximately $2.1 million and $0.1 million, respectively, related to the March 2022 Promissory Note.
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
During the three and nine months ended September 30, 2025, the Company recognized $0.0 million and less than $0.1 million of interest expense, respectively, related to the Second BankProv Term Note.
During the nine months ended September 30, 2025, the Company paid aggregate principal payments of approximately $0.1 million and aggregate interest payments of less than $0.1 million related to the Second BankProv Term Note.
The Second BankProv Term Note contained financial covenants, including leverage ratio requirements.
Line of Credit Facilities
As of October 2, 2026 and December 31, 2025, the Company has borrowings under revolving line of credit facilities. The lines of credit contain certain restrictive and financial covenants. As of October 2, 2026 and December 31, 2025, the Company was in compliance with these covenants.
Wells Fargo Line of Credit
On November 6, 2023, the Company entered into a $40.0 million revolving credit facility with Wells Fargo Bank (the “Wells Fargo LOC”). Amounts under the Wells Fargo LOC are secured by substantially all of the assets of certain consolidated subsidiaries.
The Wells Fargo LOC accrues interest monthly based on a floating rate, as defined by the lender, and is subject to periodic adjustments based on prevailing market conditions. During the three and nine months ended October 2, 2026, the Company recognized approximately $0.2 million and $0.8 million of interest expense, respectively, related to the Wells Fargo LOC. During the three and nine months ended September 30, 2025, the Company recognized approximately $0.4 million and $0.9 million of interest expense, respectively, related to the Wells Fargo LOC.
During the nine months ended October 2, 2026 and September 30, 2025, the Company borrowed, net of repayments, approximately $6.9 million and $12.8 million, respectively, related to the Wells Fargo LOC. During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate interest payments of approximately $1.0 million and $0.9 million, respectively, related to the Wells Fargo LOC.
The Wells Fargo LOC expires in November 2028.
As of October 2, 2026 and December 31, 2025, outstanding borrowings under the Wells Fargo LOC totaled approximately $27.4 million and $20.5 million, respectively. As of October 2, 2026, availability to borrow under the Wells Fargo LOC was approximately $12.5 million, which is out of the total principal sum of up to $39.9 million. As of October 2, 2026 and December 31, 2025, the applicable interest rates were 7.75% and 5.92%, respectively, on the $27.4 million and $10.0 million outstanding as of each period, respectively, 0.0% and 7.75% on the remaining outstanding amount of $0.0 million and $10.5 million, as of October 2, 2026 and December 31, 2025, respectively. The Wells Fargo LOC consists of two different borrowing tranches with different applicable rates, and therefore there may be multiple rates for the same period, depending on the overall outstanding balance. As of October 2, 2026 and December 31, 2025, the Wells Fargo LOC was included within long-term debt, net of current portion on the consolidated balance sheets.
The Company is required to pay customary fees associated with the credit facility, including commitment and administrative fees. The Wells Fargo LOC contains financial covenants, including leverage ratio requirements.
Domestic March 2020 Line of Credit
On March 2, 2020, the Company entered into a $3.0 million demand line of credit with BankProv (formerly the Provident Bank, now Needham Bank after its merger in November 2025) (the “Domestic March 2020 Line of Credit”) to finance domestic receivables and inventory. Amounts under the Domestic March 2020 Line of Credit are secured by certain assets of a consolidated subsidiary.

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
The Domestic March 2020 Line of Credit accrues interest monthly based on a floating rate equal to the Wall Street Journal prime rate which was 7.00% as of October 2, 2026 and December 31, 2025. During the nine months ended October 2, 2026, the Company recognized less than $0.1 million of interest expense related to the Domestic March 2020 Line of Credit. During the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million and approximately $0.2 million, respectively, of interest expense related to the Domestic March 2020 Line of Credit.
During the nine months ended October 2, 2026 and September 30, 2025, the Company repaid amounts, net of borrowings, approximately $3.3 million and $0.3 million, respectively, related to the Domestic March 2020 Line of Credit. During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate interest payments of less than $0.1 million and approximately $0.1 million, respectively, related to the Domestic March 2020 Line of Credit.
As of October 2, 2026, the entire balance was repaid and there was no outstanding balance.
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
The Auburn Savings Loan accrues interest monthly based on a stated interest rate of 7.00% for the first five years, which will be adjusted every fifth anniversary of January 25, 2026 to the Federal Home Loan Bank's 5/20 amortizing advance rate plus 3.00%. During each of the three and nine months ended October 2, 2026 and September 30, 2025, the Company incurred interest expense of less than $0.1 million related to the Auburn Savings Loan.
During the nine months ended October 2, 2026 and September 30, 2025, the Company drew principal amounts of $0.0 million and $0.4 million, respectively, and paid interest of less than $0.1 million, related to the Auburn Savings Loan.
As of October 2, 2026, the outstanding balance on the Auburn Savings Loan was approximately $0.8 million. There was no availability to borrow under the Auburn Savings Loan, as the principal sum of up to $0.8 million was borrowed as of October 2, 2026. The maturity date of the Auburn Savings Loan is December 25, 2046.

As of October 2, 2026, the total outstanding balance on the Auburn Savings Loan of approximately $0.8 million was included in long-term debt, net of current portion on the consolidated balance sheets. As of December 31, 2025, out of the total outstanding balance of $0.8 million, $0.1 million was included within current portion of long-term debt.
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
The Foreign March 2020 Line of Credit accrues interest monthly based on a floating rate equal to the Wall Street Journal prime rate which was equal to 7.00% as of October 2, 2026 and December 31, 2025. During each of the three and nine months ended October 2, 2026 and September 30, 2025, the Company recognized less than $0.1 million of interest expense related to the Foreign March 2020 Line of Credit.
During the nine months ended October 2, 2026 and September 30, 2025, the Company made aggregate repayments, net of borrowings, of $0.2 million and approximately $0.1 million, respectively, related to the Foreign March 2020 Line of Credit. During both the nine months ended October 2, 2026 and September 30, 2025, the Company paid less than $0.1 million of interest related to the Foreign March 2020 Line of Credit.
As of December 31, 2025, outstanding borrowings were approximately $0.2 million. As of October 2, 2026, availability to borrow under the Foreign March 2020 Line of Credit was the full principal of $1.0 million.
As of October 2, 2026, the entire balance was repaid and there was no outstanding balance.
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
The Auburn Savings LOC accrues interest monthly based on a floating rate equal to the Wall Street Journal prime rate plus 0.50%. The effective interest on the Auburn Savings LOC as of October 2, 2026 and December 31, 2025 was 7.50%. During the nine months ended October 2, 2026 and September 30, 2025, the Company incurred interest expense of less than $0.1 million related to the Auburn Savings LOC.
As of October 2, 2026, there was no outstanding balance owed and the amount available to borrow under the Auburn Savings LOC was the full principal of $0.6 million.
The Auburn Savings LOC does not have a maturity date but is due on demand at Auburn Savings Bank’s discretion or upon an event of default as defined in the Auburn Savings LOC.
As of December 31, 2025, the outstanding balance on the Auburn Savings LOC of approximately $0.1 million was included within current portion of long-term debt, in the consolidated balance sheets.

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
The Symphony Line of Credit accrued interest monthly based on a floating rate equal to the Wall Street Journal prime rate which was 7.00%, as of December 31, 2025. During the nine months ended October 2, 2026, the Company recognized less than $0.1 million of interest expense related to the Symphony Line of Credit.
During the nine months ended October 2, 2026, the Company paid less than $0.1 million of interest related to the Symphony Line of Credit.
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
The Great Falls Term Loan accrued interest monthly based on a floating rate equal to the Wall Street Journal prime rate plus a spread of 1.00%, with a floor of 9.50%. As of December 31, 2025, the effective interest rate on the Great Falls Term Loan was 9.50%. During the three and nine months ended October 2, 2026, the Company recognized approximately $0.0 million and $0.5 million of interest expense, respectively, and during the three months and nine months ended September 30, 2025, the Company recognized approximately $0.4 million and $1.2 million of interest expense during each period, respectively, related to the Great Falls Term Loan, included within interest expense – related party within the consolidated statements of operations.
During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate principal payments of $15.0 million and $0.0 million, respectively, and aggregate interest payments of approximately $0.6 million and $1.2 million, respectively, related to the Great Falls Term Loan. As of December 31, 2025, the Company accrued interest expense of approximately $0.1 million, which was included within accrued expenses and other current liabilities within the consolidated balance sheets. The maturity date of the Great Falls Term Loan was November 6, 2028. On April 28, 2026, the Company repaid the Great Falls Term Loan with IPO proceeds, and the Great Falls Term Loan was terminated.
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
The CEO Line of Credit accrued interest monthly based on a stated interest rate of 9.00%. During the nine months ended October 2, 2026, the Company recognized approximately $0.4 million of interest expense, and during the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million of interest expense and approximately $0.1 million of interest expense, respectively, included within interest expense – related party within the consolidated statements of operations.
During the nine months ended October 2, 2026 and September 30, 2025, the Company made aggregate repayments, net of borrowings, of approximately $1.7 million and $0.0 million, respectively, related to the CEO Line of Credit. During the nine months ended October 2, 2026 and September 30, 2025, the Company paid aggregate interest payments of $0.3 million and less than $0.1 million, respectively, related to the CEO Line of Credit. As of December 31, 2025, the Company accrued interest expense of approximately $0.4 million, which was included within accrued expenses and other current liabilities within the consolidated balance sheets.
The original maturity date of the CEO Line of Credit was January 1, 2026. On January 1, 2026, the Company amended the CEO Line of Credit to extend the maturity date from January 1, 2026 to the earlier of: (i) the closing of an initial public offering, or (ii) July 1, 2026. In connection with the amendment, the Company agreed to pay an extension fee of $0.2 million at maturity in addition to the outstanding principal and accrued, unpaid interest. On May 1, 2026, the Company repaid the CEO Line of Credit with IPO proceeds, and the CEO Line of Credit was terminated.
As of December 31, 2025, the CEO Line of Credit was included within current portion of long-term debt — related party on the consolidated balance sheets.
AAI Note
On January 2, 2026, in connection with the Reorganization, the Company entered into a $2.4 million promissory note (the “AAI Note”) with Anania & Associates Investment Company LLC (“AAI”), which is controlled by the Company’s CEO and a shareholder, related to outstanding obligations between the Company and AAI.

The AAI Note was due and payable on the earlier of demand or January 1, 2027, and accrued interest at a rate of 6.00% per annum. During the three and nine months ended October 2, 2026, the Company repaid the full $2.4 million of principal related to the AAI Note, and the note was terminated. Interest on the AAI Note was less than $0.1 million for the three and nine months ended October 2, 2026.
Poly Labs Note Payable (Due to Poly Labs)
Following the Company’s distribution of Poly Labs on October 1, 2025, see Note 5 – Discontinued Operations for further information, the Company had an outstanding note payable owed to Poly Labs of approximately $1.7 million (the “Poly Labs Note Payable”). Prior to the distribution of Poly Labs, the Poly Labs Note Payable was eliminated in consolidation.
The Poly Labs Note Payable accrued interest monthly based on a stated interest rate of 10.00% and had a maturity date of January 31, 2026. During the three months ended October 2, 2026, there was no interest recognized as the loan was terminated during the first quarter of 2026. During the nine months ended October 2, 2026, the Company recognized less than $0.1 million of interest expense included within interest expense – related party within the consolidated statements of operations.

During the nine months ended October 2, 2026, the Company paid approximately $0.5 million of principal and less than $0.1 million of interest related to the Poly Labs Note Payable. The Poly Labs Note Payable was repaid on January 19, 2026 and the Poly Labs Note Payable was terminated.
As of December 31, 2025 approximately $0.5 million was outstanding related to the Poly Labs Note Payable, which was included within current portion of long-term debt - related party on the consolidated balance sheet.
13. COMMON STOCK
As of October 2, 2026, the Company had 540,000,000 shares of common stock, par value $0.001 per share, authorized, of which 30,459,498 shares were issued and outstanding. As of December 31, 2025, the Company had 500,000,000 shares of

Class A common stock, par value $0.001 per share, authorized, of which 20,122,721 shares of Class A common stock were issued and outstanding. As of December 31, 2025, the Company had 40,000,000 shares of Class B common stock, par value $0.001 per share authorized, of which 466 shares of Class B common stock were issued and outstanding.

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
As of October 2, 2026, holders of the Company's common stock are entitled to one vote per share. As of December 31, 2025, holders of the Company’s Class A common stock were entitled to one vote per share while holders of the Company’s Class B common stock were entitled to 10,000 votes per share. In the event of a liquidation, dissolution, winding-up, or deemed liquidation event of the Company, proceeds available for distribution or allocation will be distributed or allocated among the common stockholders on a pro rata basis. In addition, holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. As of October 2, 2026 and December 31, 2025, the Company has not declared dividends. Prior to the Reorganization, the Company was previously an S Corporation and treated as a pass-through entity for tax purposes. During the nine months ended September 30, 2025, stockholder distributions for taxes totaled approximately $1.8 million, which is included within stockholder distributions in the consolidated statements of changes of stockholders’ equity.

14. DoW INVESTMENT AGREEMENT AND RELATED TRANSACTIONS

Under the Investment Agreement, on September 11, 2026, the DoW agreed to invest up to $450.0 million in the Company through the purchase of shares of the Company’s Class A Preferred Stock, consisting of 1) the Initial Closing under which DoW purchased 200,000 shares of Class A Preferred shares in exchange for an aggregate $200.0 million in gross proceeds and 2) an equity commitment made by the DoW, under which DoW held a legally binding equity commitment to purchase additional tranches of Class A Preferred Stock, capped at an additional 250,000 shares of Class A Preferred Stock or the equivalent of an additional $250.0 million investment (the “Tranche Right”). The Tranche Right is subject to the Company’s election during a commitment period beginning six months and ending no later than thirty months after the Initial Closing Date.

As contemplated under the Investment Agreement, in connection with the execution of the Initial Closing, the Company entered into warrant purchase agreements whereby the Company issued to DoW a warrant package, which granted DoW the right, but not the obligation, to purchase an aggregate of 7,567,341 shares of the Company’s common stock, consisting of (i) warrants to purchase 5,675,506 shares exercisable at a nominal exercise price of $0.001 per share, representing 75% of the warrant package (the “DoW Penny Warrants”), and (ii) warrants to purchase 1,891,835 shares exercisable at an exercise price $15.92, representing 25% of the warrant package (the “DoW Strike Price Warrants” and, together with the DoW Penny Warrants, the “DoW Warrants”).

Terms of the Class A Preferred Stock

The Class A Preferred Stock accrues cumulative dividends at a fixed annual rate of 5.5% (the “Dividend Rate”), compounding quarterly, whether or not declared and whether or not funds are legally available for payment, and is payable in preference to any dividend on common stock. The Company defines the sum of (a) the total outstanding principal amount of the Class A Preferred Stock and (b) any previously accrued and unpaid dividends thereon (i.e., compounded dividends) (together, the “Accumulated Stated Value”). Upon a “Liquidation Event” (defined to include an insolvency event, a sale of substantially all of the Company’s assets, a consolidation or merger, or a change of control event) holders of the Class A Preferred Stock are entitled to receive, in preference to the common stock, an amount in cash per share equal to the Accumulated Stated Value plus any accrued and uncompounded dividends (the “Liquidation Preference”). DoW may elect, at its sole discretion, require the Company to redeem all or any portion of the outstanding Class A Preferred Stock (i) upon a Liquidation Event, (ii) upon the occurrence and continuance of an event of default (an “Event of Default”) as defined in the Investor Rights Agreement, dated as of September 14, 2026, by and among the Company, DoW, and the other parties thereto (the “Investor Rights Agreement”), or (iii) at any time after the tenth anniversary of the Initial Closing Date, in each case at a redemption price equal to the then-applicable Liquidation Preference. The Company separately holds a redemption right, exercisable at any time in whole or in part, at the same redemption price. The Class A Preferred Stock votes together with the common stock as a single class on all matters, with an aggregate voting power fixed at 19.9% of total voting power as of the Initial Closing Date and carries no right to convert into common stock or any other security.

Classification and Subsequent Measurement

The Company has classified the Class A Preferred Stock in temporary equity, outside of permanent equity, as the Class A Preferred Stock is redeemable at DoW’s option, at a fixed and determinable date, and upon the occurrence of events not solely within the Company’s control. The DoW’s right to require redemption at any time after the tenth anniversary of the Initial Closing Date depends solely on the passage of time and therefore is classified within temporary equity. The Company evaluated the Class A Preferred for embedded derivatives and determined that none require bifurcation. The Company initially recognized the Class A Preferred Stock at its relative fair value, net of allocated issuance costs. See the subparagraph below ‘Fair Value of Initial Closing Consideration for additional information.

At each reporting period, the Company reassesses whether the Class A Preferred Stock is (i) currently redeemable or (ii) probable of becoming redeemable in the future. If the instrument meets either criterion, the Company will adjust the carrying amount to the estimated maximum redemption value (i.e., the redemption price).

The Company accretes the carrying amount of the Class A Preferred Stock to its projected redemption value, using the interest method through the tenth anniversary of the Initial Closing Date.

DoW Warrants

The DoW Penny Warrants and DoW Strike Price Warrants are exercisable for common stock at any time after September 14, 2027, through the tenth anniversary of that date (the “Expiration Time”). The DoW Warrants may be settled by the holder through cash exercise or cashless (net share) exercise, and any in-the-money warrants remaining unexercised at the Expiration Time are automatically exercised on a cashless basis. The number of shares issuable under each warrant, and the exercise price of the DoW Strike Price Warrants, are subject to customary adjustments for stock splits, stock dividends and distributions. The DoW Warrants do not contain an aggregate ownership limitation on the Company’s obligation to deliver shares upon exercise. The DoW Warrants do not carry any right to receive dividends or to vote as a stockholder prior to exercise and are not convertible into any other class or series of security.

The Company analyzed the DoW Warrants and determined that the DoW Penny Warrants and the DoW Strike Price Warrants were both freestanding financial instruments. The Company next evaluated the DoW Warrants classification as of the date of issuance and as of October 2, 2026, and determined that each such instrument met the criteria for equity classification and thus were recognized as part of the Initial Closing and not subsequently remeasured at fair value as of each reporting period thereafter. The Company will continue to reassess classification to ensure appropriateness. See the subparagraph below ‘Fair Value of Initial Closing Consideration for additional information.

Tranche Right

Under the Tranche Right, the Company holds the right, but not the obligation, to require DoW to fund up to an additional $250.0 million of additional Class A Preferred Stock purchases during the commitment period described above, at a fixed price per share for each subsequent closing. The Tranche Right is a freestanding financial instrument that is classified in permanent equity and is not subsequently remeasured at fair value. The Company will continue to reassess classification to ensure appropriateness. See the subparagraph below ‘Fair Value of Initial Closing Consideration for additional information.

Shared Upside Penny Warrant Recognition Mechanism

Upon exercise of a Penny Warrant, the Liquidation Preference of the Class A Preferred Stock is reduced through a tiered formula (the “Shared Upside Penny Warrant Recognition Mechanism”) based on a 30-trading-day volume-weighted average price of the common stock and the Penny Warrant’s intrinsic value at exercise, with the percentage reduction increasing from 45% to 65% of intrinsic value as share price appreciation increases. The holder of the DoW Penny Warrant retains the shares of common stock received upon exercise in all cases. The Company accounts for each such reduction as a decrease in the redemption value to which the Class A Preferred Stock is accreted under the interest method described above, resulting in a prospective reduction of the Company’s periodic accretion charge against income available to common stockholders, subject to a limitation that the cumulative benefit recognized may not exceed the cumulative accretion previously charged against income available to common stockholders.

Fair Value of Initial Closing Consideration

The Company allocated the $200.0 million of Initial Closing proceeds among the Class A Preferred Stock, the DoW Penny Warrants, the DoW Strike Price Warrants, and the Tranche Right based on the fair value of each instrument as of the Initial

Closing date, using a Monte-Carlo simulation model for the DoW Warrants and an implied (back-solve) approach for the Class A Preferred Stock and the Tranche Right, under which the fair values of the Class A Preferred Stock and the Tranche Right were solved so that the fair value of the instruments issued, net of the fair value of the Tranche Right, equals the $200.0 million of proceeds. The fair value of the DoW Warrants was estimated using a Monte-Carlo simulation model as of September 14, 2026, using the following significant inputs: stock price of $21.50; exercise price of $0.001 (DoW Penny Warrants) and $15.92 (DoW Strike Price Warrants); expected term of 10.0 years; expected volatility of 45%; risk-free interest rate of 4.97%; and expected dividend yield of 0%. The valuation model for the Class A Preferred Stock, the DoW Penny Warrants, the DoW Strike Price Warrants, and the Tranche Right also included a discount rate of 6.47% to estimate the fair value of each instrument. The simulation reflects the reduction of the Class A Preferred Stock liquidation preference upon exercise of the DoW Penny Warrants and the mandatory exercise feature of the DoW Strike Price Warrants.

After allocated issuance costs of approximately $8.8 million (of which approximately $6.9 million was paid in cash, and recognized within payments of capitalized issuance costs in the statement of cash flows for the period ended October 2, 2026, and approximately $1.9 million was accrued as of October 2, 2026), the Company recognized the Class A Preferred Stock at an initial carrying amount of approximately $119.7 million, the DoW Warrants within additional paid-in capital at approximately $143.2 million, and the Tranche Right as a reduction of additional paid-in capital of approximately $71.8 million.

Shareholder Rights Plan

On September 14, 2026, the Board of Directors of the Company declared a dividend of one right (a “Right”) for each outstanding share of common stock to stockholders of record as of that date, pursuant to a Rights Agreement, dated as of September 14, 2026 (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Class B Junior Participating Preferred Stock at a purchase price of $86.00 per one one-thousandth of a share, subject to adjustment. The Rights are not exercisable, and are evidenced only by the certificates for shares of common stock (or by book-entry shares of common stock), until the earlier of the tenth business day after a person or group becomes an or commences a tender or exchange offer that would result in such person or group becoming an “Acquiring Person”, in each case as defined in the Rights Agreement. The Rights are redeemable by the Company at a price of $0.001 per Right at any time prior to the earlier of such events. As the Rights are not presently separable from the common stock and are not currently exercisable, the Company has not assigned any value to the Rights and has not recorded any related asset, liability, or equity in its consolidated financial statements.

15. BLUE MOON METALS INC. TRANSACTIONS

On September 11, 2026, the Company entered into the Binding Letter Agreement with Blue Moon, BM US and EQ. Blue Moon is a British Columbia company listed on the TSXV and the Nasdaq. The Binding Letter Agreement contemplates a joint venture to restart and operate the APT Plant at Blue Moon’s Springer tungsten project in Pershing County, Nevada (the “Springer Project”), and a total investment by the Company of up to $150.0 million, consisting of (i) an investment in Blue Moon (the “Blue Moon Investment”) and (ii) a contribution to a joint venture entity (the “JV Entity”) to be formed by the Company, Blue Moon and EQ. The Company expects to fund these investments with a portion of the proceeds of the investment by DoW described in Note 14 – DoW Investment Agreement and Related Transactions. As of October 2, 2026, neither the Blue Moon Investment nor the contribution to the JV Entity had closed.

As of October 2, 2026, the Company had executed (i) the Binding Letter Agreement, (ii) entered into the Warrant Purchase Agreement under which the TEG Warrants were issued (together, the “Executed Agreements”). The Company’s obligations under the Executed Agreements consist of the Equity Subscription and the TEG Warrants described below.

The remaining elements of the transaction, including a secured prepayment facility for the purchase of tungsten concentrate from Blue Moon (the “Tungsten Prepayment Facility”), the formation of and the Company’s equity contribution to the JV Entity, and the related governance, offtake, site-sharing and 99-year license and operating agreements for the APT Plant (the “APT Plant License”) (collectively, the “Contemplated Agreements”), are subject to due diligence, regulatory approvals and the negotiation and execution of definitive agreements. The Binding Letter Agreement sets out the principal terms of the Contemplated Agreements, which the parties expect to complete within twelve months of September 11, 2026. The Company has recognized the deferred asset described under “TEG Warrants” below for its entry into the Binding Letter Agreement and the rights anticipated by the Contemplated Agreements. See Note 20 – Commitments and Contingencies.

Equity Subscription

Under the Binding Letter Agreement, the Company is bound to subscribe for 3,500,000 units of Blue Moon at a price of C$10.00 per unit, or C$35.0 million (approximately $24.7 million as of September 11, 2026) in the aggregate referred to as the Equity Subscription, with closing required within 45 days of the September 14, 2026 announcement date, or by October 29, 2026, subject to TSXV approval. Each unit consists represents a Unit Share(s), which includes 1) one common share of Blue Moon and 2) one Blue Moon Warrant to purchase one common share of Blue Moon. Each Blue Moon Warrant has a three-year term from the closing date and an exercise price equal to the greater of C$10.00 and C$10.00 multiplied by the ratio of two five-day volume-weighted average prices of Blue Moon common shares, subject to a C$12.00 ceiling condition and TSXV approval. The Equity Subscription requires physical settlement. As of October 2, 2026, the common shares underlying the Unit Shares and the Blue Moon Warrants had not been issued and the subscription price had not been funded.

The Company’s binding commitment to purchase the Unit Shares was recognized as a forward equity subscription. The Forward is accounted for as an investment in equity securities. The Company has measured the Forward at fair value from September 21, 2026 (the “Blue Moon Initial Accounting Date”) and remeasures it to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The Equity Subscription is denominated in Canadian dollars and is translated at the spot exchange rate at each reporting date.

As of October 2, 2026 the Company remeasured the fair value of the Forward, recognizing the change in fair value from the Blue Moon Initial Accounting Date to October 2, 2026 in the amount of $3.5 million as an unrealized loss on the Forward, which is included in change in fair value of forward instruments in the condensed consolidated statement of operations. As of October 2, 2026, the fair value of the Forward of $(3.5 million) was included within accrued expenses and other current liabilities within the consolidated balance sheet. The fair value measurement of the Forward is described in Note 2 – Summary of Significant Accounting Policies.

TEG Warrants

On September 21, 2026, the Company issued to Blue Moon the TEG Warrants, which granted Blue Moon the right, but not obligation, to purchase up to 1,166,970 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $21.42 per share, or $25.0 million in the aggregate. The exercise price was determined by reference to the five-day volume-weighted average price of the Company’s common stock ended September 21, 2026, subject to the Nasdaq minimum price. The TEG Warrants were issued as consideration for Blue Moon’s entry into the Contemplated Agreements, most notably the expected license associated with the use of the APT plant (i.e., prepaid rent as the license does not contain recurring cash payments for the Company’s use of the plant and its related assets and its investment in the Company). Therefore, no separate cash purchase price was paid for the TEG Warrants. The fair value of the TEG Warrants is not part of the cost of the Forward.

The TEG Warrants are exercisable at any time on or after March 21, 2027 through September 21, 2029. The holder may exercise by paying the exercise price in cash or, only if no resale registration statement covering the underlying shares is effective, on a cashless (net share) basis. In no event is the Company required to net cash settle an exercise of the TEG Warrants. The exercise price and number of shares are subject to customary adjustments for stock dividends, splits, combinations and reclassifications, and the holder is entitled to participate in distributions to common stockholders as if the TEG Warrants had been exercised in full. Upon a fundamental transaction, the holder is entitled to receive, upon exercise, the same amount and kind of consideration (and the same choice of consideration) as holders of common stock. The holder may not exercise the TEG Warrants to the extent it and its affiliates would beneficially own more than 4.99% of the Company’s outstanding common stock, a limit the holder may increase to up to 19.99% upon 61 days’ notice. The holder has no voting or other stockholder rights before exercise.

The TEG Warrants are classified in stockholders’ equity, were initially measured at fair value on September 21, 2026 and are not subsequently remeasured while they remain equity-classified. Classification is reassessed at each reporting date.

As of September 21, 2026, the Company recognized the fair value of the TEG Warrants of approximately $9.3 million, which was included within other assets on the consolidated balance sheet and within issuance of TEG Warrants in connection with the Binding Letter Agreement in the consolidated statements of changes in redeemable preferred stock and stockholders’ equity. The Company estimated the fair value of the TEG Warrants at issuance of $9.3 million using an option pricing model with the following assumptions:

Assumption	September 21, 2026
Closing price of the Company’s common stock	$21.83
Exercise price	$21.42
Expected volatility	45%
Expected term (years)	3.0
Risk-free interest rate	4.82%
Expected dividend yield	0.0%

The fair value of the TEG Warrants represents consideration paid to Blue Moon for its entry into the Binding Letter Agreement, under which the TEG Warrants were issued in connection with the Tungsten Prepayment Facility, and for the rights contemplated by the other Contemplated Agreements, including the expected APT Plant License. The Company recorded the fair value of the TEG Warrants as a deferred asset of $9.3 million, presented in Other assets with an offsetting credit to additional paid-in capital.

The effect of the TEG Warrants on net income per share is described in Note 18 – Net Income per Share.

16. RELATED PARTY TRANSACTIONS
On September 14, 2026, pursuant to the Investment Agreement, DoW purchased 200,000 shares of the Company’s Class A Preferred Stock for aggregate cash proceeds of $200.0 million and received the DoW Warrants. The Class A Preferred Stock carries aggregate voting power fixed at 19.9% of the Company’s total voting power as of the Initial Closing Date, and DoW is therefore considered a related party of the Company. In connection with the Initial Closing, the Company also entered into the Investor Rights Agreement with DoW, and the Company holds the Tranche Right to require DoW to purchase up to $250.0 million of additional Class A Preferred Stock. See Note 14 – DoW Investment Agreement and Related Transactions for additional information.

In connection with the Reorganization, the Company issued 466 shares of Class B common stock to the Company’s CEO for cash proceeds of less than $0.1 million. Following the completion of the IPO, the Company redeemed the 466 shares of Class B common stock held by the Company’s CEO for less than $0.1 million of cash.

As of October 2, 2026 and December 31, 2025, Poly Labs, which is majority owned by the Company's CEO, owed the Company approximately $0.1 million and $0.2 million, respectively, related to various management fees and other services provided by the Company to Poly Labs following the October 1, 2025 distribution date, which is included within related party receivables within the consolidated balance sheets. The related party receivable was non-interest bearing and contained no stated maturity date.

During the nine months ended October 2, 2026, in connection with the Reorganization, the Company entered into a $2.4 million note payable with AAI. The AAI Note was repaid during the nine months ended October 2, 2026. Refer to Note 12 – Debt for further information.

During the year ended December 31, 2025, the Company entered into a $1.7 million note payable with Poly Labs, which is majority owned by the Company’s CEO. The Poly Labs Note Payable was repaid on January 19, 2026. Refer to Note 12 – Debt for further information.
During the year ended December 31, 2023, the Company and an employee of the Company entered into a note receivable, which consisted of a note bearing interest at 1.5% with an initial maturity date of August 31, 2025. In November 2025, the parties agreed to extend the maturity date of the note to March 1, 2026. In May 2026, the parties agreed to extend the maturity date of the note to June 1, 2026. The note receivable was repaid during the nine months ended October 2, 2026. As of December 31, 2025, the outstanding balance on the note receivable was approximately $0.2 million and was included in related party receivables on the consolidated balance sheet.
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
17. STOCK – BASED COMPENSATION
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company has issued stock-based awards through several plans that are described in detail below. Stock-based compensation recognized under these plans was included within the following consolidated statements of operations line items for the three and nine months ended October 2, 2026: approximately $1.6 million and $12.5 million in general and administrative expenses, respectively, $0.0 million and $3.6 million in research and development expenses, respectively, and $0.5 million and $0.8 million in cost of goods sold, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2025 was included in general and administrative expenses. Stock-based compensation by award type is as follows (in thousands):

Stock-based compensation related to:	Three Months Ended October 2, 2026	Three Months Ended September 30, 2025	Nine Months Ended October 2, 2026	Nine Months Ended September 30, 2025
Stock-settled awards:
Restricted stock awards	$1,559	$427	$4,334	$810
Restricted stock units	515	—	1,289	—
Stock appreciation rights settled in shares	—	—	7,186	—
Total stock-settled awards	2,074	427	12,809	810
Stock appreciation rights settled in cash	—	—	4,063	—
Total stock-based compensation expense	$2,074	$427	$16,872	$810

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
In connection with the IPO, the 80,000 shares of restricted stock with performance-based vesting conditions accelerated and the Company recognized $0.9 million of stock-based compensation expense during the nine months ended October 2, 2026. In total, during the three and nine months ended October 2, 2026, the Company recognized approximately $1.6 million and $4.3 million of stock-based compensation expense, respectively, related to restricted stock awards. During the three and nine months ended September 30, 2025, the Company recognized approximately $0.4 million and $0.8 million of stock-based compensation expense, respectively, related to restricted stock awards. The following table summarizes changes in restricted stock activity, excluding awards with performance-based vesting conditions, during the nine months ended October 2, 2026:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	530,890	$8.72
Granted	—	—
Vested	(73,500)	11.51
Cancelled	—	—
Unvested as of October 2, 2026	457,390	$8.27
The total fair value of 73,500 restricted stock awards that vested during the nine months ended October 2, 2026 was $0.8 million. As of October 2, 2026, there was approximately $0.8 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
In connection with the IPO, the Company adopted the 2026 Equity Incentive Plan, which permits the Company to issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other types of awards (collectively, “awards”) to employees, consultants, or directors as compensation for services. The Company is permitted to issue up to a maximum number of shares of common stock underlying the awards of (A) 3,616,003 shares, plus (B) an increase commencing on January 1, 2027 and continuing annually on each anniversary thereof through and including January 1, 2036, equal to the lesser of (i) 3.0% of the shares of common stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. Restricted stock units generally vest over a period ranging from one to five years of service, and restricted stock units and stock appreciation rights granted under the Plan have a maximum contractual term of 10 years from the date of grant. Shares issued upon the exercise of stock options or stock appreciation rights, or upon the vesting of restricted stock units, are issued from authorized but unissued shares of common stock. The Company accounts for forfeitures of awards as they occur, which is applied on an entity-wide basis to all awards outstanding under the 2026 Equity Incentive Plan. The Company measures the fair value of stock options and stock appreciation rights using the Black-Scholes option-pricing model. Restricted stock units are measured at the closing price of the Company’s common stock on the date of grant. For the three and nine months ended October 2, 2026, the Company recognized approximately $0.5 million and $1.3 million, respectively, of stock-based compensation related to restricted stock units.

The following table summarizes changes in restricted stock unit activity, during the nine months ended October 2, 2026:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	—	$—
Granted	674,847	13.69
Vested	—	—
Cancelled	(10,000)	13.53
Unvested as of October 2, 2026	664,847	$13.69

As of October 2, 2026, there was approximately $6.8 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock Appreciation Rights

The Company previously granted unit appreciation rights (“UARs”) in a consolidated subsidiary to certain employees which entitle the employees to cash payments upon the occurrence of a qualifying liquidity event. The Company accounted for these awards as a cash-settled profit-sharing bonus arrangement. For the three and nine months ended September 30, 2025, no compensation expense was recorded in these consolidated financial statements related to the unit appreciation rights, as the Company determined that a qualifying liquidity event was not probable.
During the nine months ended October 2, 2026, in connection with the Reorganization, the Company modified the UARs and issued replacement awards in the form of 987,700 stock appreciation rights (“SARs”) with an exercise price of $0.91 per SAR. Because the UARs were not probable of vesting and no compensation cost had been recognized prior to the modification, the Company measured the incremental compensation cost of the modification as the entire modification-date fair value of the replacement SARs. The SARs are accounted for as stock-based compensation and vest based upon a performance-based vesting condition tied to a qualifying liquidity event, including an initial public offering, which is not probable until it occurs. Upon the occurrence of the initial public offering, 677,280 SARs were settled with common stock (“equity-settled SARs”) and the remaining 310,420 SARs were settled in cash (“cash settled SARs’).

The equity-settled SARs had a modification date fair value was approximately $7.2 million. The fair value of the equity-settled SARs was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of 0.58 years, expected volatility of 44.7%, expected dividend yield of 0%, and a risk-free interest rate of 3.77%. Expected volatility was based on the implied volatility of a group of guideline public companies, as the Company does not have sufficient trading history in its own common stock. The cash settled SARs are classified as liability awards and the associated compensation cost is recognized based upon the fair value of the SARs when the performance-based vesting condition is probable of being met. In connection with the IPO, all outstanding SARs vested and the Company recognized approximately $11.2 million of stock-based compensation expense related to stock appreciation rights during the nine months ended October 2, 2026, of which $4.1 million was settled in cash. As all outstanding SARs vested in connection with the IPO, there was no unrecognized compensation cost related to the SARs as of October 2, 2026.

Market-Capitalization Bonus

During the three months ended October 2, 2026, the Company granted a cash-settled award to an employee that vests upon certain market capitalization thresholds being met (“cash settled market award”). The cash-settled market award is liability-classified. The Company did not recognize any stock-based compensation expense related to the cash-settled market award during the three and nine months ended October 2, 2026, as the fair value of the cash-settled market award related to service provided during the periods was not material based on the probability of achievement.

18. NET INCOME PER SHARE
The Company computes net income per share of common stock using the two-class method required for participating securities. Under the two-class method, net income is reduced by cumulative dividends on, and accretion of, the Company's Class A Preferred Stock, and the remaining undistributed earnings are allocated between common stockholders and participating securities in proportion to their rights to share in dividends. The Class A Preferred Stock is not a participating security. The TEG Warrants are participating securities because the holder is entitled to receive dividends declared on common stock. Under the two-class method, in periods of net losses, any such loss is not allocated to the holders of the TEG Warrants, because the holders have no contractual obligation to share in losses.

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The DoW Penny Warrants issued to the DoW on September 14, 2026 to purchase up to 5,675,506 shares of common stock at an exercise price of $0.001 per share are exercisable for nominal consideration and are included in basic weighted-average shares from the date of issuance.

Diluted net income per share reflects the potential dilution from unvested restricted stock awards, restricted stock units, stock options, stock appreciation rights, and the DoW Strike Price Warrants, each determined using the treasury stock method. For the periods presented, diluted net income per share was calculated under the two-class method, which was more dilutive than the method that assumes exercise of the TEG Warrants. The DoW Strike Price Warrants were dilutive for the three months ended October 2, 2026 because the average market price of $17.15 exceeded the exercise price and were antidilutive for the nine months ended October 2, 2026 because the average market price of $14.98 was below the exercise price.

The following table presents the computation of basic and diluted net income per share of common stock (in thousands, except share and per share amounts):

	Three Months Ended October 2, 2026	Three Months Ended September 30, 2025	Nine Months Ended October 2, 2026		Nine Months Ended September 30, 2025
Numerator:
Income from continuing operations	$8,291	$2,422	$3,465		$6,405
Loss from discontinued operations, net of tax	—	(852)	—		(2,398)
Net income	$8,291	$1,570	$3,465		$4,007
Less: cumulative dividend on Class A Preferred Stock	(551)	—	(551)		—
Less: accretion of Class A Preferred Stock to redemption value	(83)	—	(83)		—
Net income available to common stockholders	7,657	1,570	2,831		4,007
Less: undistributed earnings allocated to participating securities	(37)	—	(5)
Net income attributable to common stockholders – basic	7,620	1,570	2,826		4,007
Add: reallocation of undistributed earnings to participating securities	1	—	—		—
Net income attributable to common stockholders – diluted	7,621	1,570	2,826		4,007

Denominator:
Weighted average common shares outstanding	30,459,498	20,123,187	26,287,199		20,123,187
Weighted average Dow Penny Warrant shares	1,184,996	—	392,126		—
Weighted average shares outstanding – basic	31,644,494	20,123,187	26,679,325	—	20,123,187
Effect of dilutive securities	656,303	179,202	540,263		108,725
Weighted average shares outstanding – diluted	32,300,797	20,302,389	27,219,588		20,231,912
Net income per share of common stock:
Continuing operations:
Basic	$0.24	$0.12	$0.11		$0.32
Diluted	$0.24	$0.12	$0.10		$0.32
Discontinued operations:
Basic	$—	$(0.04)	$—		$(0.12)
Diluted	$—	$(0.04)	$—		$(0.12)
Net income:
Basic	$0.24	$0.08	$0.11		$0.20
Diluted	$0.24	$0.08	$0.10		$0.20
The following securities were excluded from the computation of diluted net income per share because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(shares underlying outstanding securities)	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
DoW Strike Price Warrants(a)	—	—	1,891,835	—
TEG Warrants(b)	1,166,970	—	1,166,970	—
Other Warrants(c)	147,857	—	147,857	—
Total	1,314,827	—	3,206,662	—

(a)Excluded for the nine months ended October 2, 2026 because the $15.92 exercise price exceeded the average market price of $14.98; included under the treasury stock method for the three months ended October 2, 2026.
(b)Exercise price of $21.423 exceeded the average market price for both periods. The TEG Warrants remain participating securities in periods of net income.
(c)Warrants to purchase 147,857 shares of common stock at $17.50 per share issued April 22, 2026; exercise price exceeded the average market price of $17.15 and $14.98 for the three and nine months, respectively.

Restricted stock awards, restricted stock units, stock options, and stock appreciation rights were dilutive in each period presented and are included in the effect of dilutive securities. The DoW Penny Warrants are included in basic and diluted weighted-average shares and are therefore not antidilutive.

For the three months ended October 2, 2026, weighted-average shares outstanding – basic reflects 30,459,498 shares of common stock that were outstanding for the entire three-month period, plus a weighted average of 1,184,996 shares underlying the DoW Penny Warrants, which are included in basic shares from their issuance on September 14, 2026. The Company reported net income for the period; therefore, weighted-average shares outstanding – diluted includes 656,303 incremental shares calculated under the treasury stock method, consisting of 398,227 restricted stock awards, 229,747 restricted stock units and 28,329 DoW Strike Price Warrants. Potential dilutive shares excluded from the computation of weighted-average shares outstanding – diluted because their effect was antidilutive consisted of 1,166,970 TEG Warrants and 147,857 Other Warrants.

For the three months ended September 30, 2025, weighted-average shares outstanding – basic includes 20,122,721 shares of Class A common stock and 466 shares of Class B common stock. For the three months ended September 30, 2025, weighted-average shares outstanding – diluted included 179,202 incremental shares calculated under the treasury stock method, which reflects a weighted-average unrecognized compensation expense of $2.2 million associated with outstanding share-based payment awards.

For the nine months ended October 2, 2026, weighted-average shares outstanding – basic reflects 20,122,721 shares of common stock that were outstanding for the entire nine-month period, plus a weighted average of 6,164,478 shares, representing 9,857,142 shares issued upon execution of the IPO and 479,635 additional shares of common stock issued during the nine months ended October 2, 2026, each weighted for the portion of the period such shares were outstanding, plus a weighted average of 392,126 shares underlying the DoW Penny Warrants from their issuance on September 14, 2026. The Company reported net income for the period; therefore, weighted-average shares outstanding – diluted includes 540,263 incremental shares calculated under the treasury stock method, consisting of 328,321 restricted stock awards, 70,518 restricted stock units and 141,424 stock options and stock appreciation rights. Potential dilutive shares excluded from the computation of weighted-average shares outstanding – diluted because their effect was antidilutive consisted of 1,891,835 DoW Strike Price Warrants (the average market price of $14.98 was below the $15.92 exercise price), 1,166,970 TEG Warrants and 147,857 Other Warrants.

For the nine months ended September 30, 2025, weighted-average shares outstanding – basic includes 20,122,721 shares of Class A common stock and 466 shares of Class B common stock. For the nine months ended September 30, 2025, weighted-average shares outstanding – diluted included 108,725 incremental shares calculated under the treasury stock method, which reflects a weighted-average unrecognized compensation expense of $1.4 million associated with outstanding share-based payment awards.

Pro Forma Net Income Per Share
The following pro forma net income per share information is presented for comparative purposes only and does not purport to be indicative of the results that would have been achieved had the Reorganization occurred at an earlier date, nor of future results.

The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted net income per share, which is calculated under the two-class method consistent with the Net Income Per Share notes (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
Numerator:
Net income	$8,291	$1,570	$3,465	$4,007
Income tax effects of Reorganization(a)	—	(109)	3,791	(278)
Pro forma net income	8,291	1,461	7,256	3,729
Less: cumulative dividend on Class A Preferred Stock	(551)	—	(551)	—
Less: accretion of Class A Preferred Stock to redemption value	(83)	—	(83)	—
Pro forma net income available to common stockholders	7,657	1,461	6,622	3,729
Less: undistributed earnings allocated to participating securities	(37)	—	(5)	—
Pro forma net income attributable to common stockholders – basic	$7,620	$1,461	$6,617	$3,729
Add: reallocation of undistributed earnings to participating securities	1	—	—	—
Pro forma net income attributable to common stockholders – diluted	$7,621	$1,461	$6,617	$3,729

Denominator:
Pro forma weighted average common stock outstanding – basic(b)	31,644,494	20,123,187	26,679,325	20,123,187
Pro forma weighted average common stock outstanding – diluted(b,c)	32,300,797	20,302,389	27,219,588	20,231,912
Pro forma net income per share:
Basic	$0.24	$0.07	$0.25	$0.19
Diluted	$0.24	$0.07	$0.24	$0.18
_______________________________________________________________________
(a)Following the Reorganization, the Company is subject to U.S. federal and applicable state income taxes. The adjustment for income taxes reflects the estimated income tax expense that would have been recognized had the Reorganization occurred on January 1, 2025, based on an effective tax rate of 6.95% for the three and nine months ended September 30, 2025. No pro forma adjustment for income taxes was required for the three months ended October 2, 2026, as the Reorganization was in effect for the entirety of that period, such that the Company's actual effective tax rate reflects its full corporate tax status without adjustment. The pro forma impact for the nine months ended October 2, 2026 represents the effect of the deferred tax adjustment of $3.5 million, which was recognized in the period of the Reorganization and does not reflect ongoing income tax expense, and other discrete tax impacts of $0.3 million related to the Reorganization Since the Reorganization occurred during the three months ended April 3, 2026, these amounts are fully reflected within the nine-month period and no incremental adjustment relates to the three months ended October 2, 2026. For the three and nine months ended September 30, 2025, the difference between the U.S. federal statutory rate of 21.0% and the effective tax rate of 6.95% is primarily driven by a 15.45% reduction due to federal tax credits, partially offset by other immaterial rate items of 1.4%, including state taxes and permanent differences. The pro forma income tax effect for the three and nine months ended September 30, 2025 includes the results of discontinued operations.
(b)Pro forma weighted-average common stock outstanding (basic and diluted) for the three and nine months ended September 30, 2025 reflects the Reorganization as if it occurred on January 1, 2025, resulting in 20,122,721 shares of Class A common stock and 466 shares of Class B common stock issued and outstanding. For the three and nine months ended October 2, 2026, pro forma weighted-average shares equal actual weighted-average shares, including 1,184,996 and 392,126 weighted-average shares underlying the DoW Penny Warrants, respectively.

(c)The potential impact on pro forma weighted-average common stock outstanding (diluted) of restricted stock awards, restricted stock units, stock options and stock appreciation rights, and the DoW Strike Price Warrants was evaluated under the treasury stock method. For the three months ended October 2, 2026, the Company determined that the impact represented 656,303 dilutive shares, and for the nine months ended October 2, 2026, 540,263 dilutive shares, which include 141,424 shares for stock appreciation rights exercised during the three months ended July 3, 2026, weighted for the period outstanding before exercise, considering the weighted-average unrecognized compensation costs of approximately $8.4 million and $6.0 million, respectively, and the estimated fair value of the Company's common stock for the period. For the three and nine months ended September 30, 2025, the Company determined that the impact represented 179,202 and 108,725 dilutive shares, respectively, considering the weighted-average unrecognized compensation costs of approximately $2.2 million and $1.4 million, respectively, and the estimated fair value of the Company's common stock for the period.

19. INCOME TAXES
The Company’s domestic and foreign net loss before income tax provision for the three and nine months ended October 2, 2026 consists of the following (in thousands):

	Three Months Ended October 2, 2026	Nine Months Ended October 2, 2026
Domestic	$13,721	$10,125
Foreign	74	(196)
Total	$13,795	$9,929
The Company’s income tax provision for the three and nine months ended October 2, 2026 consists of the following (in thousands):

	Three Months Ended October 2, 2026	Nine Months Ended October 2, 2026
Current
Federal	$3,484	$435
State	2,868	2,891
Foreign	—	—
Total current	6,352	3,326
Deferred
Federal	(845)	3,143
State	(3)	84
Foreign	—	(89)
Total deferred	(848)	3,138
Total income tax provision	$5,504	$6,464
The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

October 2, 2026
Deferred tax assets:
Lease liabilities	$2,632
Accrued expenses and other reserves	2,142
Tax credits	825
Deferred revenue	577

Stock-based compensation	932
Net operating loss carryforwards	89
Other	171
Total deferred tax assets	7,368
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(6,603)
Right-of-use assets	(2,487)
Unrealized gains	(1,012)
Intangible assets	(219)
Other	(185)
Total deferred tax liabilities	(10,506)
Net deferred tax liabilities	$(3,138)
The amounts recorded as deferred tax assets as of October 2, 2026 represent the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income. The Company had gross deferred tax assets of approximately $7.4 million as of October 2, 2026, which it believes are more likely than not to be realized. Management reviews the recoverability of deferred tax assets during each reporting period.
The actual tax provision for the three and nine months ended October 2, 2026 differs from that derived from using a U.S. federal statutory rate of 21% to income before income tax expense as follows (in thousands):

	Three Months Ended October 2, 2026		Nine Months Ended October 2, 2026
U.S. federal statutory rate	$2,897	21.0%	$2,086	21.0%
Increase (decrease) in income taxes resulting from:
State and local income tax, net of federal income tax effect	163	1.2	94	1.0
Foreign tax effects:
Germany	53	0.4	26	0.3
Effect of changes in tax laws or rates enacted in the current period (net deferred tax liabilities established in connection with the Reorganization)	—	—	3,533	35.6
Effect of cross-border tax laws:
Global Intangible low-taxed income	106	0.8	53	0.5
Foreign-derived intangible income	(449)	(3.3)	(309)	(3.1)
Nontaxable or nondeductible items:
Tax credits	(483)	(3.5)	(214)	(2.2)
Stock-based compensation	788	5.7	32	0.3
Officers compensation	1,580	11.5	788	7.9
Other	99	0.7	50	0.5
Income from debt forbearance	—	—	258	2.6
Other reconciling items	750	5.4	67	0.6
Effective tax rate	$5,504	39.9%	$6,464	65.0%
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

Prior to the reorganization, the Company operated as an S corporation and treated as a pass-through entity and, accordingly, was not subject to U.S. federal entity-level income taxation during the periods preceding the reorganization.

20. COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of business, the Company may become subject to various claims and litigation. The Company may also become subject to threatened or pending legal actions arising from activities of contractors. A liability is recorded for claims or other contingencies when the risk of loss is probable and the amount can be reasonably estimated. Legal fees are expensed as incurred. As of October 2, 2026 and December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Retirement Plans
The Company and its subsidiaries maintain defined contribution 401(k) plans for eligible employees. Eligibility generally requires employees to be at least 21 years of age and to have completed a minimum service period. The plans provide for employer matching contributions, which are recognized as expense when incurred.
Total matching contributions for the three months ended October 2, 2026 and September 30, 2025, was approximately $0.9 million and $0.6 million, respectively, of which approximately $0.6 million and $0.4 million, respectively, were included within cost of goods sold, $0.2 million and less than $0.1 million, respectively, were included in general and administrative expenses, less than $0.1 million and less than $0.1 million, respectively, were included in sales and marketing, and less than $0.1 million and less than $0.1 million, respectively, were included in research and development in the consolidated statements of operations.
Total matching contributions for the nine months ended October 2, 2026 and September 30, 2025, was approximately $2.6 million and $2.1 million, respectively, of which approximately $1.7 million and $1.6 million, respectively, were included within cost of goods sold, $0.5 million and $0.3 million, respectively, were included in general and administrative expenses, $0.2 million and $0.1 million, respectively, were included in sales and marketing, and $0.1 million and $0.1 million, respectively were included in research and development in the consolidated statements of operations.

As of October 2, 2026 and December 31, 2025, all matching contributions had been paid except for approximately $0.1 million, which was included in accrued expenses and other current liabilities in the consolidated balance sheets.

Additionally, the Company makes contributions to a union retirement plan on behalf of its union employees at fixed rates based on hours worked. During the three months ended October 2, 2026 and September 30, 2025, expenses associated with these contributions totaled approximately $0.1 million for both periods. During the nine months ended October 2, 2026 and September 30, 2025, expenses associated with these contributions totaled approximately $0.3 million for both periods.

Supplier Agreement
In 2024, the Company entered into a five-year supply agreement with a vendor for the purchase of raw materials. Pursuant to the terms of the agreement, the Company made a prepayment of approximately $0.7 million, which will be applied against future purchases in accordance with the contractual schedule. As of October 2, 2026 and December 31, 2025, approximately $0.3 million and $0.6 million, respectively, of the prepayment is classified as other assets, and as of December 31, 2025, approximately $0.1 million is included in prepaid and other current assets in the consolidated balance sheets.
Blue Moon Transactions

Under the Binding Letter Agreement, the Company is bound to subscribe for 3,500,000 units of Blue Moon for C$35.0 million (approximately $24.7 million as of September 11, 2026), which closed on October 16, 2026 (see Note 22 – Subsequent Events), and the Company issued the TEG Warrants on September 21, 2026 (see Note 15 – Blue Moon Metals Inc. Transactions). The Binding Letter Agreement also contemplates a secured Tungsten Prepayment Facility for the purchase of tungsten concentrate from Blue Moon and an equity contribution by the Company to the JV Entity, in which the Company is expected to hold a 70% interest, together with the related governance, offtake, site-sharing and APT Plant License agreements. These elements are subject to due diligence, regulatory approvals and the negotiation and execution of definitive agreements, which the parties expect to complete within twelve months of September 11, 2026. If project costs exceed the Company’s equity contribution, the Company and EQ would contribute additional equity in proportion to their ownership interests, after which the JV Entity partners would contribute on a pro-rata basis. As of October 2, 2026, the definitive agreements had not been executed, the Tungsten Prepayment Facility had not been funded and the JV Entity had not been formed, and the Company had not recognized a liability for these contemplated commitments.

Masan Investment

Under the SPA, the Company agreed on September 23, 2026 to acquire the 55,138,174 Sale Shares of Masan for approximately $124.7 million. The Company’s commitment to purchase the Sale Shares of $124.7 million is recognized within restricted cash. The Company recognized the Sale Shares on the settlement date of October 5, 2026 (see Note 22 – Subsequent Events). The Sale Shares are subject to a Lock-up Period of 18 months, and the Company has no further commitment to acquire additional shares of Masan.

21. SEGMENTS
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
The following tables (i) summarize total revenues by segment, (ii) reconcile each segment’s revenues to their respective segment operating income, including segment operating expenses, (iii) reconcile each segment’s income from continuing operations before taxes and (iv) reconcile (loss) income from continuing operations for the three and nine months ended October 2, 2026 and September 30, 2025 (in thousands):

	Three Months Ended October 2, 2026
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$54,048	$5,536	$—	$59,584
Revenue – Over time	17,502	2,474	—	19,976
Total revenue	71,550	8,010	—	79,560
Cost of goods sold	48,768	5,918	—	54,686
Gross profit	22,782	2,092	—	24,874
Operating expenses:
General and administrative(1)	2,923	1,799	4,870	9,592
Research and development	555	295	—	850
Sales and marketing	1,711	568	176	2,455
Operating expenses	5,189	2,662	5,046	12,897

Operating income (loss)	17,593	(570)	(5,046)	11,977
Interest expense (income), net	451	16	(812)	(345)
Change in fair value of forward instruments	—	—	222	222
Gain on remeasurement of fair value of marketable securities	—	—	(1,640)	(1,640)
Other income, net	(18)	(27)	(10)	(55)
Income (loss) from continuing operations before taxes	17,160	(559)	(2,806)	13,795
Income tax provision	—	—	5,504	5,504
Income (loss) from continuing operations	$17,160	$(559)	$(8,310)	$8,291
_______________________________________________________________________
(1)Includes stock-based compensation of approximately $1.6 million, of which $0.9 million, $0.4 million, and $0.3 million were included within the Corporate and Other segment, CMC, and EMP segment, respectively.

	Three Months Ended September 30, 2025
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$31,941	$6,980	$—	$38,921
Revenue – Over time	11,513	690	—	12,203
Total revenue	43,454	7,670	—	51,124
Cost of goods sold	34,708	5,315	—	40,023
Gross profit	8,746	2,355	—	11,101
Operating expenses:
General and administrative	2,484	1,465	1,616	5,565
Research and development	496	274	—	770
Sales and marketing	1,047	162	144	1,353
Operating expenses	4,027	1,901	1,760	7,688
Operating income (loss)	4,719	454	(1,760)	3,413
Interest expense (income), net	466	90	(4)	552
Interest expense – related party, net	420	60	25	505
Other (income) expense, net	(23)	(17)	(26)	(66)
Income (loss) from continuing operations before taxes	3,856	321	(1,755)	2,422
Income tax provision	—	—	—	—
Income (loss) from continuing operations	$3,856	$321	$(1,755)	$2,422

	Nine Months Ended October 2, 2026
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$126,603	$18,675	$—	$145,278
Revenue – Over time	50,200	6,490	—	56,690
Total revenue	176,803	25,165	—	201,968
Cost of goods sold	129,338	19,322	—	148,660
Gross profit	47,465	5,843	—	53,308
Operating expenses:
General and administrative(1)	8,888	4,843	20,685	34,416
Research and development(2)	5,129	890	2	6,021
Sales and marketing	4,448	1,695	516	6,659
Operating expenses	18,465	7,428	21,203	47,096
Operating income (loss)	29,000	(1,585)	(21,203)	6,212
Interest expense (income), net	1,354	171	(1,130)	395
Interest expense – related party, net	467	78	315	860
Change in fair value of derivative asset	—	—	(2,214)	(2,214)
Change in fair value of forward instruments	—	—	222	222
Gain on remeasurement of fair value of marketable securities	—	—	(2,721)	(2,721)
Other income, net	(56)	(89)	(114)	(259)
Income (loss) from continuing operations before taxes	27,235	(1,745)	(15,561)	9,929
Income tax provision	—	4	6,460	6,464
Income (loss) from continuing operations	$27,235	$(1,749)	$(22,021)	$3,465
____________________________________________________________________
(1)Includes stock-based compensation of approximately $12.5 million, of which $11.4 million, $0.6 million, and $0.5 million were included within the Corporate and Other segment, CMC segment, and EMP segment, respectively.
(2)Includes stock-based compensation of approximately $3.6 million, all included in the CMC segment.

	Nine Months Ended September 30, 2025
	CMC	EMP	Corporate and Other	Total
Revenue:
Revenue – Point in time	$97,519	$20,118	$—	$117,637
Revenue – Over time	26,753	2,251	—	29,004
Total revenue	124,272	22,369	—	146,641
Cost of goods sold	101,503	15,279	—	116,782
Gross profit	22,769	7,090	—	29,859
Operating expenses:
General and administrative	6,264	3,784	2,792	12,840
Research and development	1,648	942	—	2,590
Sales and marketing	3,397	1,083	432	4,912
Operating expenses	11,309	5,809	3,224	20,342
Operating income (loss)	11,460	1,281	(3,224)	9,517
Interest expense, net	1,410	280	165	1,855
Interest expense (income) – related party, net	1,189	165	(56)	1,298
Loss on remeasurement of the fair value of marketable securities	—	—	23	23
Other (income) expense, net	1	(74)	9	(64)
Income (loss) from continuing operations before taxes	8,860	910	(3,365)	6,405
Income tax provision	—	—	—	—
Income (loss) from continuing operations	$8,860	$910	$(3,365)	$6,405

For the three months ended October 2, 2026, there was one customer related to the CMC segment that accounted for more than 10% of the Company’s total revenue, accounting for approximately 11% of total revenue for the period. For the three months ended September 30, 2025, there was no customer that accounted for more than 10% of the Company’s total revenue.

For the nine months ended October 2, 2026, there was one customer related to the CMC segment that accounted for more than 10% of the Company’s total revenue, accounting for approximately 11% of total revenue for the period. For the nine months ended September 30, 2025, there was no customer that accounted for more than 10% of the Company’s total revenue

Depreciation and amortization expense by segment for the three and nine months ended October 2, 2026 and September 30, 2025 were as follows (in thousands):

	Three Months Ended October 2, 2026
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$1,656	$268	$1	$1,925
Total depreciation and amortization	$1,656	$268	$1	$1,925

	Three Months Ended September 30, 2025
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$1,347	$277	$—	$1,624
Total depreciation and amortization	$1,347	$277	$—	$1,624

	Nine Months Ended October 2, 2026
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$4,872	$828	$4	$5,704
Total depreciation and amortization	$4,872	$828	$4	$5,704

	Nine Months Ended September 30, 2025
	CMC	EMP	Corporate and Other	Total
Depreciation and amortization	$3,995	$844	$—	$4,839
Total depreciation and amortization	$3,995	$844	$—	$4,839

Total assets for the Company’s business segments, as of October 2, 2026 and December 31, 2025, were as follows (in thousands):

	October 2, 2026
	CMC	EMP	Corporate and Other	Total
Total assets	$179,482	$15,862	$327,976	$523,320

	December 31, 2025
	CMC	EMP	Corporate and Other	Total
Total assets	$148,704	$26,322	$620	$175,646
Capital expenditures net of grants proceeds, by segment during the nine months ended October 2, 2026 and September 30, 2025 were as follows (in thousands):

	Nine Months Ended October 2, 2026
	CMC	EMP	Corporate and Other	Total
Purchases of property, plant and equipment, net of grant proceeds	$4,728	$102	$(1)	$4,829

	Nine Months Ended September 30, 2025
	CMC	EMP	Corporate and Other	Total
Purchases of property, plant and equipment, net of grant proceeds	$5,750	$111	$11	$5,872
The accounting policies of the business segments are the same as those for the Company.

As of October 2, 2026 and December 31, 2025, geographic information about long-lived assets associated with particular regions are as follows (in thousands):

	October 2, 2026
	United States	Europe	Total
Property, plant and equipment, net	$41,965	$66	$42,031
Operating lease right-of-use assets	11,503	4	11,507
Intangible assets, net	6,020	226	6,246
Goodwill	2,685	1,820	4,505
Deferred tax assets, net	—	89	89
Other assets	9,777	—	9,777
Total long-lived assets	$71,950	$2,205	$74,155

	December 31, 2025
	United States	Europe	Total
Property, plant and equipment, net	$42,342	$—	$42,342
Operating lease right-of-use assets	10,570	16	10,586
Intangible assets, net	6,922	262	7,184
Goodwill	2,685	1,898	4,583
Other assets	878	—	878
Total long-lived assets	$63,397	$2,176	$65,573
22. SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the balance sheet date of October 2, 2026 through November 9, 2026, the date the unaudited consolidated financial statements were available to be issued.

On October 5, 2026, the Company settled its purchase of 55,138,174 shares of common stock, with a trade date of October 1, 2026, for an aggregate purchase price of approximately $124.7 million at the settlement date. See Note 2 – Summary of Significant Accounting Policies for further information.

On October 16, 2026, the Company entered into a subscription agreement with Blue Moon (the “BM Purchase Agreement”) to give effect to the Binding Letter Agreement. As part of the Blue Moon Investment, the Company and Blue Moon also entered into the BM Investor Rights Agreement. The Company paid aggregate cash proceeds of CAD $35.0 million (approximately $24.7 million) and Blue Moon issued the Company 3,500,000 shares of common stock and 3,500,000 warrants with an exercise price of CAD 10.80 per share. The warrants expire on October 16, 2029.

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
Through our Critical Materials Components (“CMC”) and Engineered Microwave Products (“EMP”) divisions, we own and operate a vertically integrated engineering-to-production system, with custom design, development, and processing expertise for Critical Materials and High-Power Microwave that we believe is unmatched in our markets and the industries in which we compete. Our Critical Materials engineering and production expertise enables us to custom design elegant solutions for some of the most challenging environments on the planet. Our High-Power Microwave expertise capitalizes on our vertically integrated engineering-to-production system, enabling us to deliver microwave energy solutions with custom design and development expertise. We believe these capabilities provide a significant competitive advantage in our markets and the industries in which we compete.
We are proud to be the only U.S.-owned and U.S.-based manufacturer of highly engineered tungsten and molybdenum products through our CMC division. We control the powder production, pressing, sintering, forming, milling and engineering of tungsten and molybdenum oxide to the finished engineered product. Our CMC products support many of the DoW’s most critical programs on land, sea and air. Our engineering expertise in our EMP division has enabled us to provide products and services to a wide variety of existing and emerging programs also supporting the DoW and space sector leaders like Lockheed Martin, Raytheon, Teledyne and NASA. We have supplied products to approximately 95 research programs at national laboratories, universities, and other government-sponsored and international research facilities, including Fermi and Los Alamos. Because of the common relationship among some of the products we offer, we are regularly able to incorporate our Critical Materials and our High-Power Microwave components in the same defense programs and high-powered energy research facilities throughout the United States, United Kingdom and Europe.
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
Reorganization
Prior to January 2, 2026, Peter V. Anania, our Chief Executive Officer and Chairman, was the President and majority stockholder of Anania & Associates, a Maine corporation (“A&A”), and through his personal holdings and the holdings of A&A, Mr. Anania was the holder of a majority of the voting interests of Anania & Associates Investment Company, LLC (“AAI”). Prior to January 2, 2026, AAI was the majority holder of the membership interests of each of Elmet Tech and Microwave Techniques. The Reorganization will be recognized in 2026 with recasting of historical financial information.
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

Initial Public Offering

On April 24, 2026, we completed our initial public offering (“IPO”) of 9,857,142 shares of our common stock, which includes 1,285,714 sold by us pursuant to the exercise of the underwriters’ over-allotment option which was exercised in full, at a public offering price of $14.00 per share. The IPO resulted in net proceeds to us of $128.2 million after deducting the underwriting discounts and commissions and before deducting offering costs of $2.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In connection with the IPO, we also granted Cantor Fitzgerald & Co., as representative of the underwriters, a warrant to purchase up to 147,857 shares of common stock (the “Underwriter’s Warrant”) that has an exercise price per share equal to 125% of the public offering price of $14.00 per share, or $17.50 per share. The Underwriter’s Warrant is not exercisable for a period of 180 days following the IPO date and expire four years from the date of issuance. In connection with the IPO, we redeemed all issued and outstanding shares of Class B common stock from Mr. Anania for $25,000 and consolidated and reclassified all Class A and Class B common stock into a single class of $0.001 par value common stock.

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

Our unaudited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect estimates and assumptions made by management. Events and changes in circumstances arising after October 2, 2026, including those resulting from the continuing impacts of the currently unfavorable macroeconomic climate, will be reflected in management’s estimates for future periods.

Recent Developments
Our Strategic Transformation

In September 2026, we entered into a series of transactions that we believe fundamentally expand the scale and scope of our platform. Collectively, the DoW Transactions, the Springer Transactions, the Masan Investment, the DLA Offtake Agreement, the formation of Elmet Refining & Trading and the OSRAM Acquisition (each as discussed below) are intended to enhance our position as the only U.S.-owned, vertically integrated manufacturer of tungsten and molybdenum materials and products and transform our Company into an integrated mine-to-component platform across the U.S. and Europe. The DoW Transactions provide growth capital, the Springer Transactions and related offtake agreements will help secure raw material supply and processing capacity, and the DLA Offtake Agreement provides long-term demand visibility. Together with our expanded manufacturing footprint in the U.S. and Europe, we believe these initiatives will enhance our ability to supply critical products to our defense, semiconductor, medical and industrial customers.

We expect these transactions to:

•Expand domestic manufacturing capacity: The DoW Transactions are intended to fund more than $165 million of capacity and infrastructure investment across our Lewiston, Maine; Coldwater, Michigan; and Euclid, Ohio facilities, including an expected five-fold increase in tungsten powder production capacity, which is the key input for our downstream CMC products. Additionally, the investment is anticipated to enable expanded capacity for critical DoW programs including Patriot PAC, PrSM, Phalanx, SLAP, rocket components and F-35 programs, as well as expanded capacity for tungsten wire products and tungsten heavy alloy balance weights. See “– Department of War Transaction.”

•Establish independent U.S. midstream conversion capacity: Through the joint venture with Blue Moon and EQ, we intend to upgrade and restart the Springer APT plant, which would be the first independent APT plant in the United States that is not foreign-owned or tungsten-carbide focused. We expect the Springer mine and mill to restart production in the fourth quarter of 2027 and the APT facility to begin operations in the second half of 2028. Once operational, we expect the APT plant to have an annual APT conversion capacity of approximately 4,000 tons per year. Feedstock from this facility will help secure our internal usage needs and be supplied to strategic external domestic customers. See “– Springer Project.”

•Secure and diversify feedstock: Our refining and trading division, along with our planned equity investment in each of Blue Moon and Masan, concentrate supply arrangements with EQ Resources and Blue Moon, offtake agreement with Tungsten West, and tungsten prepayment facility to Blue Moon (each as discussed below), are intended to enable us to source and allocate tungsten across allied geographies and reduce our exposure to a market in which China controls more than 85% of global supply and has imposed export restrictions that have driven tightening supply and price volatility. We also expect greater control over input costs for our core business lines.

•Anchor long-term demand: The DLA Offtake Agreement provides a five-year base ordering period with an additional two-year option period, a $150 million minimum offtake commitment and a $2.0 billion ceiling, which we believe backstops refining volumes, de-risks the Springer investment and positions us ahead of the anticipated missile and munitions replenishment cycle. See “– DLA Offtake Agreement.”

•Establish an integrated European base: The OSRAM Acquisition is expected to add a fully integrated tungsten and molybdenum manufacturing platform in Schwabmünchen, Germany, to be consolidated within our CMC division. With this approximately 26,800 square meter facility, we expect to serve the European defense primes and other fusion, semiconductor, automotive, medical and industrial customers in rebuilding their supply chains for tungsten, an EU-designated critical raw material with limited European processing capacity today.

•Preserve capital structure flexibility: The Class A Preferred Stock issued in connection with the DoW Transactions has a 5.5% paid-in-kind dividend that requires no scheduled cash payments, and cannot be redeemed by the holder before September 14, 2036, except following certain default or liquidation events. We retain the right to redeem it at any time. The investment also contains a mechanism whereby the value of the DoW Penny Warrants will partially reduce the preferred liquidation preference as our common stock appreciates, aligning DoW’s returns with common stockholders. Funding is drawn against project spend rather than in a single lump sum, aligning capital deployment with construction and qualification milestones. See “– Department of War Transaction.”

We expect the initial phase of our transformation to focus on enhancing our existing facilities through modernization of infrastructure and expanded production capacity and securing long-term tungsten supply through the various offtake agreements discussed above and below. The second phase we expect to focus on the Springer Project, developing an independent U.S.-based APT facility and expanding our vertically-integrated capabilities.

Our capacity to benefit from the foregoing transactions as currently contemplated are subject to certain risks and uncertainties. See “Risk Factors – Risks Related to Our Business, Strategy and Industry” below for a detailed discussion of these risks.

Department of War Transaction

On September 11, 2026, we entered into the Investment Agreement with the DoW (the transactions contemplated thereby, the “DoW Transactions”) providing for an equity investment in the Company and related investor rights. We expect to receive an approximate package of investments and commitments from DoW of $450 million to expand and modernize our tungsten mining, processing, and manufacturing capabilities, including the planned upgrade and restart of the Springer APT plant and associated tungsten mine in Nevada, as well as to increase midstream processing capacity and expand and upgrade general infrastructure across our Coldwater, Lewiston and Euclid facilities.

Critical materials, such as tungsten, are some of the most strategically important components in advanced technology systems spanning commercial, industrial, and defense applications. However, global production of tungsten is highly concentrated in China. We intend to use this investment to build on our operational foundation to catalyze domestic production, strengthen U.S. supply chain resiliency, and secure critical supply chains for high-growth industries.

We currently plan on allocating the $450.0 million of committed capital from the DoW in the following manner: (i) approximately $165 million will be put towards upgrading and expanding our existing CMC facilities to expand production capacity for tungsten powder and components supporting key defense programs; (ii) approximately $100 million will be put toward the Masan Investment to help strengthen our long term strategic collaboration for tungsten conversion capacity; (iii) approximately $75 million will be put towards the JV Entity to restart the Springer APT plant; (iv) approximately $75 million will be put towards an investment in Blue Moon and commercial agreements related to the Springer Project; and (v) approximately $35 million will be put toward fees, expenses and miscellaneous costs.

The Investment Agreement contemplates the concurrent execution of a number of additional agreements, and the Investment Agreement and the additional agreements entered into with the DoW (the “DoW Transaction Documents”). The DoW Transactions closed on September 14, 2026 (the “Initial Closing Date”).

Investment Agreement

Pursuant to the Investment Agreement, we agreed to sell and issue, and the DoW has agreed to purchase and acquire, up to an aggregate of $450.0 million of shares of Class A Preferred Stock (as defined below) in a private placement, which will consist of (i) an initial issuance of 200,000 shares of Class A Preferred Stock and the DoW Warrants to purchase up to 7,567,341 shares of the Company’s common stock, for a purchase price of $200.0 million and (ii) additional issuances (each, a “Tranche”) of up to 50,000 shares of Class A Preferred Stock per Tranche at a purchase price of $1,000 per share of Class A Preferred Stock, respectively, for an additional aggregate of up to 250,000 shares of Class A Preferred Stock, at an aggregate purchase price of up to $250.0 million across all Tranches (the “Total Subsequent Funding Commitment Amount”). Beginning six months following the Initial Closing Date, each Tranche will be available for purchase by the DoW during a six-month commitment period, with successive Tranches becoming available at six-month intervals (each, a “Commitment Period”). The issuance of each Tranche shall be subject to (i) the delivery by us of at least thirty (30) days’ prior written notice to the DoW prior to the applicable funding date (a “Subsequent Issuance Notice”), (ii) a minimum funding amount of $25.0 million per Subsequent Issuance Notice, (iii) specification of the number of shares of Class A Preferred Stock to be issued and the intended use of the proceeds of such funding, and (iv) the satisfaction or waiver by the DoW in its sole discretion of certain closing conditions set forth in the Investment Agreement, including certain use-of-proceeds-specific conditions, and other customary closing conditions. If we do not exercise our right to draw the full amount of the Total Subsequent Funding Commitment Amount during the aggregate Commitment Period, any portion of the Total Subsequent Funding Commitment Amount not drawn shall be forfeited.

The Investment Agreement contains certain representations, warranties and covenants of each of us and the DoW, including covenants by us related to use of proceeds in connection with funding of specified projects agreed upon by us and the DoW (the “Projects”).

Class A Redeemable Preferred Stock

On September 14, 2026 (the “Effective Date”), pursuant to the terms of the Investment Agreement, we issued and sold to the DoW 200,000 shares of our Class A Redeemable Preferred Stock, par value $0.001 per share (the “Class A Preferred Stock”), and filed the related Certificate of Designations (the “Class A Certificate of Designations”) with the Secretary of State of the State of Delaware to establish and fix the terms thereof. The Class A Preferred Stock has an initial stated value of $1,000 per share. Shares of Class A Preferred Stock accrue cumulative dividends at a rate of 5.5% per year, compounding quarterly and payable solely in-kind through an increase to the stated value of each share of Class A Preferred Stock.

The Class A Preferred Stock is entitled to vote together with the holders of our common stock as a single class on all matters submitted to a vote of the holders of our common stock. The aggregate number of votes to which the Class A Preferred Stock shall be entitled as a class shall, as of the Initial Closing Date, equal 19.9% of the total voting power of all voting securities of the Company outstanding as of the Initial Closing Date (determined immediately after giving effect to the issuance of the Class A Preferred Stock and the DoW Warrants as if such DoW Warrants had been exercised in full for shares of our common stock at the Initial Closing Date) (the “Voting Cap”).

For so long as the DoW, or any permitted DoW transferee (collectively, the “DoW Investors”), beneficially own any shares of Class A Preferred Stock, the holders of outstanding shares of Class A Preferred Stock, voting separately as a single class, shall have the exclusive right to (i) appoint and elect one individual (the “Independent Director”) to our board of directors (the “Board of Directors”), who, subject to applicable law, rules and regulations, will also serve on our Audit Committee and Compensation Committee and (ii) separately designate one additional representative (the “DoW Board Observer”) to attend all meetings of our board of directors (and any committees thereof) in a non-voting observer capacity, subject to certain requirements and exceptions.

DoW Warrants

On the Initial Closing Date, as required under the Investment Agreement, the Company issued the DoW Penny Warrant to the DoW. The DoW Penny Warrant is exercisable by the initial holder thereof at any time and from time to time after the date that is twelve (12) months after the Initial Closing Date for a period of ten (10) years from the Initial Closing Date for up to 5,675,506 shares of our common stock, at an initial exercise price of $0.001 per share. The number of shares to be issued under the terms of the DoW Penny Warrant is subject to adjustment in connection with certain transactions, including payments of stock dividends on our common stock, and stock splits and combinations of our common stock (each, an “Adjustment”). Any exercise of the DoW Penny Warrant (including any mandatory exercise) will reduce the Liquidation Preference of the Class A Preferred Stock as provided in the Class A Certificate of Designations.

On the Initial Closing Date, the Company also issued the DoW Strike Price Warrant to the DoW. The DoW Strike Price Warrant is exercisable by the initial holder thereof at any time and from time to time after the date that is twelve (12) months after the Initial Closing Date for a period of ten (10) years from the Initial Closing Date for up to 1,891,835 shares of Common Stock, at an initial exercise price of $15.92 per share, representing the last-reported sale price of our common stock on the last trading day prior to execution of the Investment Agreement and consistent with the Nasdaq “Minimum Price” requirement. The exercise price of the DoW Strike Price Warrant and the number of shares issuable under the DoW Penny Warrant is subject to adjustment in connection with an Adjustment.

The DoW Warrants are subject to mandatory exercise, on a cashless basis, upon expiration, a Liquidation Event, a Change of Control (as defined in the Class A Certificate of Designations), or, at our election, any time following September 14, 2029, if our common stock’s volume weighted average price (“VWAP”) exceeds 400% of the exercise price of the DoW Strike Price Warrant for 20 consecutive trading days. We must provide 20 calendar days’ prior notice, allowing the holder to exercise for cash.

Any portion of the DoW Warrants that remains unexercised upon their expiration shall be automatically exercised by means of a “cashless” exercise as set forth in the DoW Warrants. No fractional shares of common stock are to be issued upon the exercise of the DoW Warrants. In lieu of a fractional share of common stock, we will, upon exercise, pay a cash adjustment in respect of such final fraction in an amount equal to such fraction multiplied by the last reported sale price of our common stock.

Subject to applicable laws, the DoW Warrants may not be offered for sale, sold, transferred, assigned, pledged or disposed of without our consent (not to be unreasonably withheld, conditioned or delayed), subject to certain exceptions.

Except as provided in the DoW Warrants, the holder of a Warrant, solely in its capacity as holder of a Warrant, does not have the rights of a holder of our common stock, including any voting rights, prior to the issuance to the holder of the common stock which it is then entitled to receive upon the due exercise of a Warrant.

Registration Rights Agreement

On the Initial Closing Date, as required under the Investment Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the DoW. The Registration Rights Agreement provides that we will, among other things, prepare and file with the SEC a resale registration statement (a “Shelf Registration Statement”) on Form S-3, or if not available to us, on another appropriate form, including Form S-1, or an amendment or supplement to an existing registration statement on Form S-3, for the shares of common stock into which the DoW Warrants are exercisable. The deadline for us to file the Shelf Registration Statement with the SEC is 60 days after the Initial Closing Date.

Pursuant to the Registration Rights Agreement, the DoW will have certain “demand” and “piggyback” registration rights and indemnification rights customary for transactions of this type, and we will under certain circumstances have the right to defer the registration and/or suspend the use of a registration statement or prospectus.

Investor Rights Agreement

On the Initial Closing Date, as required by the Investment Agreement, the Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the DoW.

The Investor Rights Agreement provides, among other things, that we will provide the DoW, or any DoW Investors, so long as the DoW Investors continue to own any Class A Preferred Stock and/or at least 25% of the DoW Warrants (or the common stock issued upon exercise of the DoW Warrants) (the “Minimum Ownership Condition”), the right to purchase all or any portion of new equity securities of our or any of our subsidiaries, prior to the issuance and sale of such securities, under the same terms and conditions such securities would be offered to other purchasers, subject to certain exceptions and limitations. We must provide the DoW Investors with written notice at least sixty (60) days prior to the proposed issuance. In addition, without limiting the DoW’s right of first offer set forth above, for so long as the DoW Investors continue to satisfy the Minimum Ownership Condition, if the Company issues, sells, or authorizes the issuance or sale of any new equity securities of the Company or any of the Company’s subsidiaries, the Company shall offer the DoW within sixty (60) days prior to such issuance, the right to purchase up to their Percentage Interest (as defined in the Investors Rights Agreement) of such new securities, to enable the DoW Investors to maintain their then current holdings percentage determined on a fully diluted as-converted basis following such issuance. If the DoW Investors exercise such right of first offer or preemptive rights, as applicable, and their participation would result in their aggregate voting power of the Company to exceed 19.9%, then we shall, within sixty (60) calendar days of such date, use commercially reasonable efforts to obtain stockholder approval, if required, to issue the securities in excess of 19.9% in accordance with the requirements of Nasdaq.

Pursuant to the Investor Rights Agreement, prior to our offering any product(s) produced or derived by, associated with, attributable to or otherwise regarding us from certain projects agreed upon between us and the DoW (the “Project Products”) to any other party, the DoW Investors shall have the exclusive right to negotiate for the purchase, acquisition or exclusive offtake of such products (a “Product Contract”) at arm’s length and pricing terms consistent with then-prevailing market conditions, subject to certain exceptions. If the DoW Investors elect not to exercise their rights to Project Products, the Company will satisfy rated orders in accordance with 15 C.F.R Part 700 and will allocate and sell all remaining Project Products in accordance with the following order of priority, each as defined in the Investor Rights Agreement: (i) first, to the United States Defense Primes; (ii) second, the suppliers of the Defense Industrial Base; (iii) third, to U.S. Businesses; (iv) fourth, to U.S. Allies; and (v) fifth, to any other Person that is not a Restricted Entity (as such term is defined in the Investor Rights Agreement). We may sell Project Products to a lower priority tier in the event that (a) no higher-priority requester has submitted a purchase request within 30 days of capacity availability or (b) a higher-priority requester has submitted an offer, and a lower-priority requester subsequently offers superior commercial terms. None of the foregoing restrictions will preclude us from sales to any non-Restricted Entity so long as we have sufficient capacity to satisfy its obligations under any Product Contract.

For so long as the DoW Investors continue to satisfy the Minimum Ownership Condition, without the prior written consent of the DoW, we and our subsidiaries shall not, among other actions: (i) voluntarily liquidate, dissolve or wind-up the Company or any of its subsidiaries; (ii) authorize, create or issue any additional equity securities, or any securities convertible into or exercisable for any equity securities, of the Company having rights, preferences or privileges senior to, or in parity with the Class A Preferred Stock; (iii) change the authorized number of directors of our board of directors (or the number of votes provided to each director); (iv) enter into any transactions with an affiliate of ours pursuant to which we shall make any payment, sell, lease, transfer, or dispose of any of this properties or assets to, or purchase any property or assets from, or enter or amend any transaction or arrangement with, or for the benefit of, such affiliate of ours involving aggregate value in excess of $120,000; (v) dispose of, license, transfer, abandon, or fail to maintain, prosecute or defend any material technology or intellectual property, subject to customary exceptions for ordinary-course customer licenses, strategic transactions approved by our board of directors, and non-material intellectual property or technology; (vi) declare, pay, or make any (a) dividends or distributions on any common stock or other equity securities (other than the Class A Preferred Stock), and (b) repurchases, redemptions, or other acquisitions of common stock or other equity securities; (vii) change the authorized number of shares of Class A Preferred Stock; (viii) create, incur, assume, or suffer to exist any Indebtedness (as defined in the Investor Rights Agreement), other than Permitted Indebtedness (as defined in the Investor Rights Agreement) subject to certain net leverage ratio criteria; (iv) make any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is a wholly-owned subsidiary of ours following such transaction; (x) make any loan or advance to any person, including, any employee or director except advances and similar expenditures in the ordinary course of business or under the terms of our equity incentive plan or successor plan; (xi) affect any Change of Control (as defined in the Investor Rights Agreement); or (xii) make any Restricted Payments (as defined in the Investor Rights Agreement), each subject to certain exceptions, conditions and exempt issuances.

Furthermore, the Investor Rights Agreement restricts us, without the DoW’s prior written approval, from being owned or controlled by, transferring property to, or otherwise doing business with any Restricted Entity, subject to specified exceptions. We and our subsidiaries must also maintain commercially reasonable compliance procedures and use reasonable best efforts to maintain a shareholder rights plan or similar arrangement designed to prevent a Restricted Entity, or a group including a Restricted Entity, from acquiring 10% or more of our outstanding common stock.

At any time after the DoW Investors no longer own any Class A Preferred Stock but continue to own at least 25% of the DoW Warrants (or the common stock issued upon exercise of the DoW Warrants), the DoW will have the right to (i) designate for nomination to the board of directors one independent third-party director, who meets certain qualification as set forth in the Investor Rights Agreement and (ii) designate one additional representative to attend all meetings of the board of directors (and any committees thereof) in a non-voting observer capacity, subject to certain requirements and exceptions. For so long as the DoW Investors have a right to designate an Independent Director, the board of directors (or any committee thereof) will appoint the Independent Director for membership on our Audit Committee and Compensation Committee in accordance with Nasdaq rules and SEC rules and regulations. If the Independent Director is not permitted by Nasdaq rules and SEC rules and regulations to be a member of the Audit Committee or the Compensation Committee, the Independent Director shall attend all meetings of the Audit Committee or the Compensation Committee, as applicable, in a strictly non-voting observer capacity. The removal of the DoW Board Observer will only be permitted upon the written request of the DoW. The removal of the Independent Director will only be permitted in accordance with our Second Amended and Restated Certificate of Incorporation and Delaware law.

Additionally, the Investor Rights Agreement allows the DoW Investors or an Authorized Government Official to submit a written notice on its behalf (an “Activation Notice”) to us exercising its ability to, on commercially reasonable, arm’s-length terms, including pricing terms substantially consistent with then-prevailing market conditions, designate up to one hundred percent (100%) of production capacity of the Projects, and to the extent reasonably necessary to satisfy such requirement, the corresponding production, processing, storage, loading, transportation coordination, inventory management and deliver capacity associated with the applicable Projects (collectively, the “Emergency Allocation Right”). An Activation Notice is only permitted to be issued if an Authorized Government Official (as defined in the Investor Rights Agreement) determines in writing that the Project Products are required to support national defense, war, armed conflict, military contingency operations, industrial mobilization, emergency preparedness, or response to a national emergency, and that exercise of the Emergency Allocation Right is necessary or advisable to ensure timely availability of the applicable Project Products.

The receipt of an Activation Notice supersedes our obligations to third-party customers with respect to the affected production capacity of the Projects, except to the extent prohibited by applicable law, provided that (1) we use our best efforts to obtain any exemption, license, or waiver required to eliminate such prohibition and promptly notifies the DoW Investors of any such prohibition and the actions being taken to remove it; (2) we cease entering into new commitments that would conflict with the volumes specified in the Activation Notice; (3) we take all actions reasonably necessary to redirect, defer, unwind, cancel, swap, or reassign previously committed volumes so as to maximize delivery to the DoW Investors or its designee(s); (4) we prioritize performance for the DoW Investors in all production, storage, handling, and logistics scheduling; (5) we do not assert that conflicting commercial commitments excuse performance to the extent such commitments were entered into contrary to the Investor Rights Agreement; and (6) we provide an initial response acknowledging the Activation Notice within 24 hours and a preliminary implementation plan within 3 Business Days. Our obligations under the Investor Rights Agreement shall not be conditioned upon, or delayed by, our acknowledgment or provision of an implementation plan.

Furthermore, the DoW Investors, subject to certain qualifiers, will reimburse us reasonable and documented out-of-pocket costs incurred as a direct result of an Activation Notice. We may request up to $250,000 for any single expense or up to $2,500,000 in aggregate per issued activation notice. In the event that resulting out-of-pocket expense are in excess of either of the aforementioned amount we may request additional reimbursements to be approved by an Authorized Government Official, which approval may or may not be granted.

Restricted Entity Compliance Plan

On September 14, 2026, we entered into a Restricted Entity Compliance Plan (the “Restricted Entity Compliance Plan” or the “Plan”) with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, the board of directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of our common stock. The dividend is payable on September 24, 2026, to stockholders of record as of the close of business on such date (the “Record Date”). In addition, one Right will automatically attach to each share of common stock issued between the Record Date and the Distribution Date (as defined below). The terms used in this section but not otherwise defined herein shall have the meaning ascribed to such terms in the Plan.

The board of directors adopted the Plan in connection with the entry into by us of the DoW Transaction Documents, pursuant to which, among other things, we agreed to use its reasonable best efforts to maintain in effect the Plan or a substantially similar arrangement to prevent any Restricted Entity (as defined in the Investor Rights Agreement) from acquiring beneficial ownership of 10% or more of our outstanding common stock.

Other than with respect to Restricted Entities, the Plan does not impact the ability of any person from acquiring shares of our common stock or making offers to acquire, merge or combine with us.

The following is a general description of the terms of the Rights, the Class B Preferred Stock (as defined below) and the Plan. This description is qualified in its entirety by the full text of the Certificate of Designations of the Class B Preferred Stock (the “Class B Certificate of Designations”) and the Plan.

The Rights. The Board of Directors authorized the issuance of one Right with respect to each share of common stock outstanding on the Record Date. The Rights will initially trade with, and will be inseparable from, the common stock. The Rights will accompany any new shares of common stock issued after the Record Date until the earlier of the Distribution Date, the Redemption Date or the Expiration Date of the Rights, as described below.

Exercise Price. Each Right will allow its holder to purchase from our one one-thousandth of a share of Class B Junior Participating Preferred Stock, par value $0.001 per share (“Class B Preferred Stock”), for $86.00 per share, subject to adjustment under certain conditions (the “Purchase Price”), once the Rights become exercisable.

Exercisability. The Rights will not be exercisable until:

•10 business days after the public announcement that a Restricted Entity has become an “Acquiring Person” (as defined in the Plan) by obtaining beneficial ownership of 10% or more of the outstanding common stock, or, if earlier;

•10 business days (or a later date determined by the board of directors before any person or group becomes an Acquiring Person) after a Restricted Entity Commences (as defined in the Plan) a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.

The date when the Rights become exercisable is referred to as the “Distribution Date.” Until the Distribution Date, our common stock certificates or, in the case of uncertificated shares, notations in the book-entry account system, will evidence the Rights. Until the Distribution Date (or earlier redemption, exchange, termination or expiration of the Rights), the surrender for transfer of any certificates for common stock or book-entry shares will also constitute the transfer of the associated Rights. After the Distribution Date, the Rights will separate from the common stock and be evidenced by Right certificates that we will mail to all eligible holders of common stock. Any Rights held by an Acquiring Person will be void and may not be exercised.

Consequences of a Person or Group Becoming an Acquiring Person.

•Flip In. If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person or any associate or affiliate thereof may, upon exercise of a Right, purchase for the Purchase Price shares of common stock with a market value of two times the Purchase Price, based on the market price of the common stock prior to such acquisition. If we do not have a sufficient number of shares of common stock available, we may, under certain circumstances, substitute Class B Preferred Stock or other securities or property for the common stock into which the Rights would have otherwise been exercisable.

•Exchange. After a person or group becomes an Acquiring Person, the Board of Directors may extinguish all or a portion of the Rights by exchanging one share of common stock, or such greater number as shall be sufficient to ensure that immediately following such exchange, the beneficial ownership of each Acquiring Person, together with its Affiliates and Associates, shall be less than 10% of the outstanding common stock, for each Right, other than Rights held by the Acquiring Person.

Springer Project

Springer Project Binding Letter Agreement

On September 11, 2026, we entered into a binding letter agreement (the “Springer Agreement”) with Blue Moon, BM US, and EQ, regarding a series of strategic transactions associated with Blue Moon’s Springer Tungsten Complex (“Springer”) located in Pershing County, Nevada. The transactions contemplated under the Springer Agreement include: (i) the formation of the JV Entity among the Springer Parties to restart, expand and operate the APT Plant, (ii) an equity investment by us into Blue Moon, (iii) our receipt of board representation in both Blue Moon and the JV Entity; (iv) a supply agreement for EQ and Blue Moon tungsten concentrate offtakes to the Springer APT Plant at market pricing, (v) a tungsten prepayment facility provided by us to Blue Moon, to be repaid through a credit against sales of concentrate from Springer, and (vi) a site sharing agreement between Blue Moon and the JV Entity, covering the land, buildings, utilities, water, and services arrangements between the JV Entity and Blue Moon (the “Springer Transactions”). The Springer Parties expect to close the Springer Transactions within twelve calendar months from the date of the Springer Agreement.

The successful execution and consummation of the Springer Transactions are subject to numerous factors and conditions discussed under “General” below. The currently contemplated terms of the definitive agreements relating to the Springer Transactions are as follows:

APT Plant Joint Venture

The Springer Parties intend to form the JV Entity to restart, expand and operate the APT Plant, with us initially owning a 70% equity interest in the JV Entity, Blue Moon owning 20%, and EQ owning the remaining 10% interest. In connection with the JV Entity formation, Blue Moon will cause BM US to grant an irrevocable and exclusive 99-year use and operating agreement to use and operate the APT Plant, all equipment and associated infrastructure contributed to the JV Entity at a value to be determined in the definitive agreement. We will provide an initial capital contribution of approximately $75.0 million to the JV Entity to bring the APT Plant into a fully operational posture and EQ will contribute its industry know-how, including overseeing engineering and project management, provision of ore sorting technology and certain off-take commitments. In the case of cost overrun in excess of the $75.0 million contributed by us, we and EQ will contribute up to an addition $25.0 million, in proportion to their respective JV Entity ownership interests, after which the Springer Parties will contribute as needed on a pro-rata ownership basis. The initial board of directors for the JV Entity will be comprised of seven members, including four directors chosen by us, two directors chosen by Blue Moon, and one director chosen by EQ. We will operate and control the JV Entity.

Equity Investment in Blue Moon

Pursuant to the Springer Agreement, we agreed to purchase, and Blue Moon has agreed to issue and sell, new equity in Blue Moon comprised of 3,500,000 units (the “Units”), within forty-five (45) calendar days of September 14, 2026, with each Unit to be comprised of one common share of Blue Moon (“BM Share”) and one Blue Moon Warrant at a price per unit of CAD 10.00 (the “Blue Moon Investment”). On October 16, 2026, we entered into a subscription agreement with Blue Moon (the “BM Purchase Agreement”) to give effect to the Blue Moon Investment. As part of the Blue Moon Investment, the Company and Blue Moon also entered into the BM Investor Rights Agreement (as defined below).

The BM Purchase Agreement contains certain representations, warranties and covenants of each of the Company and Blue Moon, including covenants by Blue Moon related to the use of proceeds in connection with the development of Springer and with respect to Material Properties and Mining Rights (as defined in the BM Purchase Agreement). The closing of the Blue Moon Investment occurred on October 16, 2026. Pursuant to applicable U.S. and Canadian securities laws, the BM Shares, the Blue Moon Warrants and the BM Shares issuable upon exercise of the Blue Moon Warrants will be subject to certain restrictions on transfer, including, but not limited to, a prohibition on sales, transfers and trades in Canada or for the benefit of a Canadian resident until February 16, 2027, four months from the date of the issuance of the Units.

Proceeds of the Blue Moon Investment will be limited to use solely in connection with the development of the projects being undertaken at Springer, with all mine and mill proceeds to be earmarked for tungsten development purposes only. Blue Moon will not apply any portions of the Blue Moon Investment proceeds to activities unrelated to Springer without our prior written consent. We will have audit rights to confirm Blue Moon’s compliance with the use of proceeds restrictions.

BM Investor Rights Agreement and Board Representation

On October 16, 2026, as required by the BM Purchase Agreement, the Company also entered into an investor rights agreement (the “BM Investor Rights Agreement”) with Blue Moon. The BM Investor Rights Agreement provides, among other things, that Blue Moon will provide us with participation rights (the “Participation Right”) in the event Blue Moon issues any equity, voting or convertible securities (an “Offering”). Pursuant to the Participation Right, we will be granted the opportunity to participate in an Offering on substantially the same terms and conditions as well as purchase price offered to potential subscribers, subject to certain ownership limitations. We will hold the Participation Right so long as we hold at least forty percent (40%) of the equity it purchased in the Blue Moon Investment (the “Ownership Condition”).

Additionally, the Investor Rights Agreement provides us with a “Top-Up Right,” in connection with the issuance of BM Shares on the conversion, exercise or exchange of convertible securities or pursuant to any other contract, agreement or understanding that provides for the issuance of BM Shares, excluding contracts and agreements pursuant to which we have the right to exercise our Participation Right (a “Dilutive Issuance”). Should a Dilutive Issuances occur that result in an aggregate reduction of our ownership percentage of Blue Moon of at least 1.0%, we will be provided an opportunity to purchase additional BM Shares to restore our ownership percentage we would have had but for such Dilutive Issuances, adjusted for any non-exercise or deferral of our Participation Right. The purchase price of any BM Shares offered to us pursuant to the Top-Up Right will equal the volume-weighted average trading price of BM Shares on the TSX Venture Exchange or other exchange on which the BM Shares are listed for trading for the five (5) trading days prior to the date on which Blue Moon delivers a Top-up Notice (as defined in the BM Investor Rights Agreement) to us.

Furthermore, we have the right to designate a nominee to serve on the board of directors of Blue Moon (the “Blue Moon Board”). Blue Moon has agreed to take all necessary steps to appoint our initial nominee within ten (10) days of the date of the Investor Rights Agreement. We will maintain the right to designate a nominee to the Blue Moon Board at any meeting of Blue Moon shareholders, and our nominee will be reasonably considered for inclusion on one or more of the committees of the Blue Moon Board, for so long as the Ownership Condition is met. Finally, should our nominee resign, fail to be elected or if the seat is otherwise vacant, we will be entitled to appoint a non-voting board observer.

EQ and Blue Moon Offtake Agreements

Each of Blue Moon and EQ will enter into offtake agreements with the JV Entity (the “Blue Moon Offtake Agreement” and the “EQ Offtake Agreement,” respectively) to govern the purchase of tungsten concentrate by the JV Entity. The Blue Moon Offtake Agreement will obligate the JV Entity to use its best efforts to take tungsten concentrate produced from the mill and mine at Springer (the “Springer Concentrate”).

Tungsten Prepayment Facility

As part of the Blue Moon Investment, we will provide Blue Moon’s group with a prepayment facility in the aggregate principal amount of approximately $50.0 million (the “Tungsten Prepayment Facility”), to be funded in two tranches as follows: (i) the first tranche, in the amount of $25.0 million (“BM Tranche 1”), shall be funded at the closing of the Tungsten Prepayment Facility; (ii) the second tranche, in the amount of $25.0 million (“BM Tranche 2”), will be funded upon completion of milestones to be set forth in the definitive agreements, aligned with Blue Moon’s readiness covenants relating to Springer’s mine, mill, and flotation circuit, and, if test work is favorable, ore sorting progress. BM Tranche 2 will be funded only upon satisfactory completion of the construction milestones applicable to BM Tranche 1, as mutually determined by the Springer Parties. The Tungsten Prepayment Facility will be repaid through a twenty-five percent (25%) credit against sales of Springer Concentrate until the outstanding balances of BM Tranche 1 and BM Tranche 2 have both been fully retired, and no interest shall accrue on amounts outstanding thereunder except in the event of default. Security on the Tungsten Prepayment Facility will be covered by a dedicated bank account and over Springer Concentrate.

In connection with the Tungsten Prepayment Facility, we agreed to issue Blue Moon warrants to purchase an aggregate of $25.0 million of shares of our common stock within five business days of September 14, 2026 with a strike price equal to the greater of a five-day VWAP as of September 21, 2026, or the Nasdaq minimum price as determined under Nasdaq Rule 5635 at the time of issuance. On September 21, 2026, we entered into a securities purchase agreement with Blue Moon, pursuant to which the TEG Warrants were issued. The TEG Warrants are exercisable for up to an aggregated of 1,166,970 shares of our common stock and have an initial exercise price of $21.423 per share. The TEG Warrants will expire three years from the date of issuance and will become exercisable starting six months from the date of issuance.

Springer Site Plan

The Springer Agreement contemplates Blue Moon and its U.S. affiliates (the “BM Group”) maintaining complete ownership and operation of the mine and mill at Springer, including holding all permits to operate at the site. The BM Group will additionally retain ownership of certain ancillary assets on behalf of the JV Entity, including, but not limited to, utilities interconnections, water rights, and tailings facilities. Blue Moon and the JV Entity will enter into a site master plan (the “Site Master Plan”), which will provide for, among other things, land allocation, buildings, roads and logistics, utilities and interconnections, water supply and storage, waste and tailings, lay down and receiving areas, solar, natural gas and other power generation, a potential scrap processing plant, and future expansion plans. The Site Master Plan will be subject to the approval of all Springer Parties and will govern the development of Springer. The costs of preparation of the Site Master Plan will be shared between the JV Entity and Blue Moon based on the relative percentage of the APT Plant and its associated facilities to the entirety of Springer.

General

The Springer Agreement additionally contained customary representations and warranties of the Springer Parties and will remain binding on the Springer Parties until the earliest of (i) execution and delivery of the definitive documentation for the Springer Transactions, (ii) mutual written agreement of the Springer Parties to terminate the Springer Agreement, (iii) the definitive documentation for the Springer Transactions having not been executed by the applicable Outside Date (as such term is defined in the Springer Agreement), and (iv) a material breach by any Springer Party of its obligations under the Springer Agreement that remains uncured for a thirty (30) day period following written notice thereof. The closing of the Springer Transactions (the “Springer Closing”) is conditioned upon several factors, including receipt of applicable third party and regulatory approvals, the accuracies of the representations and warranties of the Springer Parties as of the applicable Springer Closing, the performance of each of the Springer Parties under the Springer Agreement in all material respects, the satisfactory completion of due diligence by the Springer Parties, the negotiation and execution of the definitive documentation for the Springer Transactions, and the absence of a material adverse effect (as such term is defined in the Springer Agreement) having occurred with respect to a Springer Party that is continuing as of the date of the Springer Closing.

DLA Offtake Agreement

On September 11, 2026, we, through our wholly owned subsidiary, Elmet Technologies LLC, entered into an exclusive offtake agreement (the “DLA Offtake Agreement”) with The United States Defense Logistics Agency (the “DLA”) relating to an exclusive offtake arrangement for tungsten ores and concentrates and sodium tungstate. Pursuant to the DLA Offtake Agreement, we will sell, upon the DLA’s request, a minimum of $150.0 million worth of tungsten ore and concentrate and sodium tungstate (the “Minimum Offtake Amount”) over the course of a five-year base ordering period, subject to an additional two-year option period, with such option being exercised at the DLA’s discretion. Delivery orders will be submitted to us through a request-for-proposal process, with each order subject to our review and acceptance. Each order will then be delivered to the DLA within 48 months of the issuance of each respective delivery order. Upon the procurement of the Minimum Offtake Amount, the DLA, in its sole discretion, may purchase up to a maximum of $1.85 billion worth of additional tungsten ore and concentrate and sodium tungstate throughout the ordering period.

The DLA has the right to determine the source of the tungsten ore and concentrate and sodium tungstate, for which certain pre-determined sources have been agreed upon. The tungsten material supplied is required to meet certain material and packaging specifications and will be subject to certain sampling and testing requirements prior to procurement of the tungsten material to the DLA.

Formation of Elmet Refining & Trading

On September 14, 2026, we announced the formation of our refining and trading division, a new operating division responsible for coordinating sourcing, processing and delivering material across our expanding global network. We intend for the division to manage our APT conversion capacity, administer our mine offtake agreements, including the DLA Offtake Agreement and TW Offtake Agreement, and pursue a diversified and resilient feedstock portfolio through equity investments and long-term offtakes with allied producers. We believe the division represents a key step in establishing an integrated platform to source, refine, trade and allocate tungsten across allied geographies, and connects our upstream feedstock arrangements to downstream demand from our Critical Materials Components division. The division will hold our interest in the JV Entity formed to upgrade and restart the Springer APT plant, which we expect would be the first independent APT plant in the United States that is not foreign-owned or tungsten-carbide focused. There has been no current activity and no material costs incurred for this new operating division as of October 2, 2026. See “– Springer Project” and “– DLA Offtake Agreement” above and “– Tungsten West Offtake Agreement” below.

Tungsten West Offtake Agreement

On September 22, 2026, through Elmet Tech, we entered into a Tungsten Concentrate Offtake Agreement (the “TW Offtake Agreement”) with Drakelands Restoration Limited, a private limited company incorporated in England and Wales (“Drakelands”), and Tungsten West PLC (“Tungsten West”), relating to a strategic offtake arrangement of tungsten concentrate. Under the TW Offtake Agreement, we will purchase an annual target quantity of tungsten concentrate of 1,000 metric tonnes from Drakelands, beginning in the calendar year 2027. Until Drakelands has produced a minimum target of tungsten concentrate over a twelve-month period that meets certain product specifications, we are entitled to receive not less than 50% of all tungsten concentrate produced by Drakelands that meets the product specifications. Additionally, at Drakelands’ request, we will process up to an additional amount of tungsten concentrate per annum for the United Kingdom Government or its nominee, or for entities requiring tungsten for use in the United Kingdom.

As part of the TW Offtake Agreement, for a period of sixty (60) days from the date of the TW Offtake Agreement, we will have the exclusive rights to supply tungsten concentrate produced from Drakelands material to the DLA pursuant to the DLA Offtake Agreement. Furthermore, Drakelands tungsten concentrate product will be given priority for supply by us to the DLA until the commissioning of the Springer APT Plant.

The TW Offtake Agreement will remain in effect until December 31, 2034, subject to extension by mutual agreement of the parties or unless otherwise terminated earlier by written notice in accordance with its terms.

Masan Investment

Masan SPA

On September 23, 2026, we entered into a Securities Purchase Agreement (the “SPA”) with Masan Horizon pursuant to which Masan Horizon Company Limited (“Masan Horizon”) agreed to issue and sell, and we agreed to purchase, a 4.99% interest in the total issued and outstanding voting ordinary shares of Masan, a public company incorporated in Vietnam and controlled subsidiary of Masan Horizon, or 55,138,174 ordinary shares (the “Masan Shares”) of Masan for an aggregate purchase price of approximately $124.8 (the “Masan Purchase Price”) pursuant to a put-through transaction on the UPCoM in accordance with applicable trading rules and regulations (the “Masan Investment”). The Masan Investment was conducted in VND based on the converted VND amount of the Masan Purchase Price. Masan’s ordinary shares are currently registered for trading on the UPCoM under the trading code “MSR.”

The SPA included customary representations, warranties and covenants by us and Masan Horizon. The representations, warranties and covenants contained in the SPA were made only for the purposes of such agreement and as of the specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The closing of the Masan Investment occurred on October 1, 2026 (the “Masan Closing Date”), and was subject to the satisfaction or waiver of certain closing conditions, including, but not limited to, the execution of certain commercial agreements between the parties, the receipt of applicable regulatory and trading market approvals, the accuracies of the representations and warranties of the parties as of the applicable Masan Closing Date, the performance of each of the parties under the SPA in all material respects, the execution of all definitive documentation for the Masan Investment, and the absence of a material adverse effect (as such term is defined in the SPA) having occurred with respect to a party that is continuing as of the time immediately prior to the first put-through order is entered in connection with the Masan Investment. The settlement of the Masan Shares and payment of the Masan Purchase Price occurred on October 5, 2026 (the “Masan Settlement Date”).

Masan SHA

On September 23, 2026, we also entered into a shareholder rights agreement (the “Masan SHA”) with Masan Horizon pursuant to which the parties memorialized certain of our rights in connection with the Masan Investment.

We are entitled to all dividends and other distributions declared, paid or made by Masan in respect of the Masan Shares on or after the Settlement Date, in accordance with our percentage shareholding in Masan; provided, however, that the parties acknowledged that we will not participate in the interim dividends for the 2026 financial year declared by Masan. For each of the three (3) financial years following the financial year in which the Masan Closing Date falls, Masan Horizon will procure that Masan targets a dividend payout ratio of up to eighty percent (80%).

For so long as we, or any of our permitted transferees (collectively, the “Elmet Investors”), hold at least eighty percent (80%) of the Masan Shares, subject to customary adjustments for corporate actions affecting the Masan Shares following the Masan Closing Date (the “Retention Threshold”), we will have the right to nominate one individual (the “Elmet Director”) for appointment to Masan’s board of directors (the “Masan Board of Directors”) for whom Masan Horizon will make all reasonable efforts to ensure the Elmet Director is appointed to the Masan Board of Directors at the first annual general meeting of shareholders of Masan held after the Masan Closing Date or at any other general meeting of shareholders of Masan held before that annual general meeting. During the period commencing on the Masan Closing Date and ending on the date on which the Elmet Director is appointed to the Masan Board of Directors, Masan Horizon will ensure the Elmet Director, or another individual designated by us, may attend all meetings of the Masan Board of Directors in a non-voting observer capacity, subject to certain requirements and exceptions (the “Elmet Observer”).

If at any time the Retention Threshold is no longer satisfied, the Masan SHA ceases to be in full force and effect, or we are in material breach of the Masan SHA which is not remedied within the applicable cure period, at Masan Horizon’s request, we will procure that the Elmet Director immediately resign as a member of the Masan Board of Directors and such nomination right will terminate. However, if at any time the Retention Threshold is no longer satisfied, but the Elmet Investors continue to hold, in aggregate, at least fifty percent (50%) of the Masan Shares originally acquired pursuant to the SPA and we are not in material breach of the Masan SHA, then we will remain entitled to designate one individual as the Elmet Observer to attend the meetings of the Masan Board of Directors in a non-voting observer capacity, subject to certain requirements and exceptions.

Pursuant to the Masan SHA, and subject to certain exceptions, the Elmet Investors have agreed not to transfer any Masan Shares, without the prior written consent of Masan Horizon, for a period of eighteen (18) months following the Masan Closing Date. In addition, for a period commencing on the Masan Closing Date and ending on the date falling six (6) months after the Masan Closing Date, we will not enter into any transaction or series of transactions with any third party comprising a sale of Masan’s ordinary shares at a valuation lower than the valuation of Masan applicable to the Masan Investment, subject to certain exceptions.

For so long as the Retention Threshold is satisfied, if Masan Horizon or Masan propose to enter into a Restricted Transaction (as defined in the Masan SHA), we will have the right to participate in such Restricted Transaction by matching the terms, subject to certain conditions and exceptions. Provided that Masan Horizon or Masan completes a Restricted Transaction for which we did not exercise our right to participate, then (i) all lock-up and transfer restrictions applicable to the Masan Shares held by the Elmet Investors will cease to apply, to the extent permissible under applicable law, and (ii) we will have the option, exercisable by written notice to Masan Horizon within thirty (30) days of completion of the relevant Restricted Transaction, to terminate any relevant commercial agreement entered into between the parties or their affiliates in accordance with their terms.

Furthermore, if Masan proposes to issue new securities at a price per Masan Share lower than the purchase price per Masan Share in the Masan Investment within eighteen (18) months following the Masan Closing Date, then we will have the right to acquire up to such portion of the new securities of Masan offered in such proposed offering equal to our ownership percentage of the then issued and outstanding ordinary shares of Masan, subject to certain exceptions.

Pursuant to the Masan SHA, the parties shall establish a joint committee (the “Masan Offtake Rights Committee”) comprised of two (2) representatives appointed by each of us and Masan, or such other equal number as the parties may agree in writing, which will serve solely an advisory function with no decision-making authority. The Masan Offtake Rights Committee will coordinate volumes, scheduling, quality specifications, logistics and approved customers solely in respect of volumes subject to the offtake and conversion arrangements under the commercial agreements entered into between the parties.

The Masan SHA will terminate upon the occurrence of any of the following: (i) termination of the SPA prior to the Masan Closing Date, (ii) Masan being dissolved, liquidated or wound up, (iii) either us or Masan Horizon ceasing to hold any equity securities of Masan, (iv) a liquidation event with respect to either us or Masan Horizon, (v) by mutual written agreement of us and Masan Horizon or (vi) if necessary to comply with applicable securities laws, trading market rules and regulations or the requirements of any securities exchange in connection with a listing of the ordinary shares of Masan.

We also entered into certain additional commercial agreements, including offtake agreements, with Masan Horizon for the supply of tungsten concentrate and blue tungsten oxide on the Masan Closing Date. These agreements, together with the Masan SHA and SPA, are intended to create a multi-year commercial framework and formalize our already long-standing commercial relationship with Masan, and are expected to provide for dedicated allocations of tungsten concentrate and blue tungsten oxide for our manufacturing purposes as well as for sales to strategic North American customers through our newly established refining and trading division, and for Masan to receive a best efforts supply of tungsten ore from our other offtake arrangements.

OSRAM Acquisition

On September 3, 2026, we, through our wholly owned subsidiary, Elmet Tech, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with OSRAM GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung or GmbH) duly organized and existing under the laws of the Federal Republic of Germany (“OSRAM”), pursuant to which Elmet Tech agreed to purchase substantially all of the assets and rights associated with the OSRAM’s metal production operations located in Schwabmünchen, Germany, pertaining to the OSRAM’s manufacturing and distribution of, among other things, metal pre-materials and metal products from tungsten and molybdenum metals required for various forms of lighting solutions, such as metal powders, rods, heavy wire, fine wire, electrodes and other formed parts (the “OSRAM Business”), and assume certain of the OSRAM’s liabilities, including employee and pension liabilities, and contractual relationships exclusively entered into or pertaining to the OSRAM Business (the “OSRAM Acquisition”), as such terms are set forth in the Purchase Agreement. The purchase price will be determined at the closing of the OSRAM Acquisition (the “OSRAM Closing”) pursuant to the purchase price formula and adjustment provisions as set forth in the Purchase Agreement, which generally consists of the aggregate of (i) a fixed amount of negative €18.0 million, (ii) plus certain pension assets, (iii) minus the amount of the defined benefit obligation for certain pension liabilities, (iv) minus a restructuring prepayment in the amount of €1 million, (v) plus the amount, if any, by which the Working Capital (as defined in the Purchase Agreement) of the OSRAM Business on the first day of the calendar month of the OSRAM Closing (the “OSRAM Effective Date”) exceeds €3.875 million, (vi) minus the amount, if any, by which the Working Capital of the Business on the OSRAM Effective Date falls below €3.875 million.

The Purchase Agreement contains certain representations, warranties and covenants of each of Elmet Tech and OSRAM, including covenants by OSRAM relating to the operation of the OSRAM Business prior to the OSRAM Closing. Elmet Tech will not acquire the real property on which the OSRAM Business is operated in the OSRAM Acquisition, and OSRAM will retain ownership of such real property and continue to operate, on the same premises, the portion of its business that is not being sold pursuant to the OSRAM Acquisition.

Each of Elmet Tech and OSRAM has agreed to indemnify the other for certain losses arising out of breaches of fundamental representations and covenants and for certain losses arising out of retained liabilities or assumed liabilities, as applicable, subject to customary limitations.

The consummation of the OSRAM Acquisition is subject to the satisfaction or waiver of customary closing conditions, including required regulatory and anti-trust approvals and the absence of any law or judgment preventing the OSRAM Closing. Each party’s obligation to consummate the OSRAM Acquisition is also subject to the accuracy of the other party’s representations and warranties contained in the Purchase Agreement (subject, with specified exceptions, to customary materiality standards) and the other party’s performance of its covenants and agreements in all material respects. The parties’ obligation to consummate the OSRAM Acquisition is also subject to a condition that, since the date of the Purchase Agreement, there has not been a “Material Adverse Change,” as defined in the Purchase Agreement. The parties have agreed to certain efforts and obligations to promptly obtain the antitrust and other regulatory approvals required for the OSRAM Acquisition.

Furthermore, the parties have agreed to the following additional closing conditions:

•OSRAM will have conducted a separation of the OSRAM Business from the remainder of the OSRAM’s business that is being retained;

•OSRAM will initiate a certain reduction in the workforce operationally assigned to the OSRAM Business as of December 31, 2027, for which associated costs are borne by OSRAM;

•Elmet Tech must provide its signed contractual trust agreement (“CTA”) documents and independent expert confirmation that Elmet Tech’s CTA protects the pension benefits of the relevant OSRAM Business employees, whose employment relationships shall be transferred to Elmet Tech from OSRAM, at least as well as the OSRAM’s CTA; and

•Elmet Tech shall have ensured all OSRAM Business employees transferred in the OSRAM Acquisition are covered by collective bargaining and enter into a binding agreement with the works council of OSRAM.

We expect to close the OSRAM Acquisition in the first quarter of our 2027 fiscal year.

Subject to the OSRAM Closing, OSRAM will grant Elmet Tech a vendor loan in the aggregate principal amount of €2.5 million, which shall bear no interest (the “Vendor Loan”) and provide funding of the Vendor Loan on the closing date of the OSRAM Acquisition. The Vendor Loan shall be repaid in two equal installment payments within twelve months of the OSRAM Effective Date, with the first installment due and payable six months following the OSRAM Effective Date and the second and final installment due and payable twelve months following the OSRAM Effective Date.

The Purchase Agreement provides withdrawal rights for Elmet Tech and OSRAM under certain circumstances, including, subject to certain conditions, an uncured material breach by the other party or if the OSRAM Acquisition is not consummated by June 30, 2027. If OSRAM withdraws from the Purchase Agreement due to Elmet Tech’s failure to consummate the OSRAM Acquisition under certain circumstances, Elmet Tech will be required to pay OSRAM liquidated damages of €1.35 million in cash.

In connection with the OSRAM Acquisition, the parties also intend to enter into a framework contract manufacturing agreement and related project agreements, a lease agreement, a transitional services agreement and certain other ancillary agreements at the OSRAM Closing.

General Counsel Retirement

On October 1, 2026, Christian T. Chandler, our Executive Vice President and General Counsel, provided notice to us of his decision to retire from his position effective December 31, 2026. Mr. Chandler has served as our General Counsel since our founding. Mr. Chandler will continue to serve as an advisor to the Company following his retirement in order to assist us on various legal, regulatory and compliance matters.

Special Meeting of Stockholders

On October 19, 2026, we held a special meeting of stockholders (the “Meeting”) to approve and adopt our proposed The Elmet Group Co. 2026 Employee Stock Purchase Plan (the “ESPP”). At the Meeting, a majority of our issued and outstanding shares of common stock as of August 28, 2026, the record date for the meeting, were voted in favor of approving and adopting the ESPP.

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
Results of Operations
Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth, for the three months ended October 2, 2026 and September 30, 2025, our results of continuing operations, including presentation of the changes in between reporting periods:

	Three Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Revenue	$79,560	100.0%	$51,124	100.0%	$28,436	55.6%
Cost of goods sold	54,686	68.7%	40,023	78.3%	14,663	36.6%
Gross profit	24,874	31.3%	11,101	21.7%	13,773	124.1%
Operating expenses
General and administrative	9,592	12.1%	5,565	10.9%	4,027	72.4%
Research and development	850	1.1%	770	1.5%	80	10.4%
Sales and marketing	2,455	3.1%	1,353	2.6%	1,102	81.4%
Total operating expenses	12,897	16.3%	7,688	15.0%	5,209	67.8%
Operating income	11,977	15.0%	3,413	6.7%	8,564	250.9%
Other expense, net:
Interest (income) expense, net	(345)	(0.4)%	552	1.1%	(897)	(162.5)%
Interest expense – related party, net	—	—%	505	1.0%	(505)	(100.0)%
Change in fair value of forward instruments	222	0.3%	—	—%	222	100.0%
Gain on remeasurement of fair value of marketable securities	(1,640)	(2.1)%	—	—%	(1,640)	(100.0)%
Other (income) expense, net	(55)	(0.1)%	(66)	(0.1)%	11	16.7%
Total other income, net	(1,818)	(2.3)%	991	2.0%	(2,809)	(283.5)%
Income from continuing operations before taxes	13,795	17.3%	2,422	4.7%	11,373	469.6%
Income tax provision	5,504	6.9%	—	—%	5,504	100.0%
Income from continuing operations	$8,291	10.4%	$2,422	4.7%	$5,869	242.3%
n/m = not meaningful
Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth, for the nine months ended October 2, 2026 and September 30, 2025, our results of continuing operations, including presentation of the changes in between reporting periods:

	Nine Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Revenue	$201,968	100.0%	$146,641	100.0%	$55,327	37.7%
Cost of goods sold	148,660	73.6%	116,782	79.6%	31,878	27.3%
Gross profit	53,308	26.4%	29,859	20.4%	23,449	78.5%
Operating expenses
General and administrative	34,416	17.0%	12,840	8.8%	21,576	168.0%
Research and development	6,021	3.0%	2,590	1.8%	3,431	132.5%
Sales and marketing	6,659	3.3%	4,912	3.3%	1,747	35.6%
Total operating expenses	47,096	23.3%	20,342	13.9%	26,754	131.5%
Operating income	6,212	3.1%	9,517	6.5%	(3,305)	(34.7)%
Other (income) expense, net:
Interest expense, net	395	0.2%	1,855	1.3%	(1,460)	(78.7)%
Interest expense – related party, net	860	0.4%	1,298	0.9%	(438)	(33.7)%
Change in fair value of derivative asset	(2,214)	(1.1)%	—	—%	(2,214)	(100.0)%
Change in fair value of forward instruments	222	0.1%	—	—%	222	100.0%
(Gain) loss on remeasurement of fair value of marketable securities	(2,721)	(1.3)%	23	—%	(2,744)	n/m
Other income, net	(259)	(0.1)%	(64)	—%	(195)	(304.7)%
Total other income, net	(3,717)	(1.8)%	3,112	2.2%	(6,829)	(219.4)%
Income from continuing operations before taxes	9,929	4.9%	6,405	4.3%	3,524	55.0%
Income tax provision	6,464	3.2%	—	—%	6,464	100.0%
Income from continuing operations	$3,465	1.7%	$6,405	4.3%	$(2,940)	(45.9)%
n/m = not meaningful
Revenues

Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025

Revenues for the three months ended October 2, 2026, increased $28.4 million, or 55.6%, compared to the three months ended September 30, 2025. Our CMC division revenues for the three months ended October 2, 2026, increased $28.1 million, or 64.7%, compared to the three months ended September 30, 2025, driven by increases in molybdenum powder products in our medical end market, increased shipments with key missile programs Javelin and Hellfire and favorable pricing impacts associated with tungsten products in general. Our EMP division saw an increase of $0.3 million, or 4.4%, driven by increased sales of radar components.

Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

Revenues for the nine months ended October 2, 2026, increased $55.3 million, or 37.7%, compared to the nine months ended September 30, 2025. Our EMP division saw an increase of $2.8 million, or 12.5%, driven by industrial microwave systems for tempering and drying. Our CMC division revenues for the nine months ended October 2, 2026, increased $52.5 million, or 42.3%, compared to the nine months ended September 30, 2025, driven by increases in molybdenum powder products in our medical end market, increased shipments with key missile programs Next Generation Interceptor, Javelin and Hellfire and favorable pricing impacts associated with tungsten products in general.

Revenue by Market
For our CMC and EMP divisions, we track our revenue and customers for our operating divisions across five key markets. We develop sales strategies for each and incentivize our sales resources to profitably grow our business. The following tables demonstrate revenues by markets for the three month and nine month periods ended October 2, 2026 and September 30, 2025.
Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Aerospace, Defense & Government	$35,990	45.2%	$21,692	42.4%	$14,298	65.9%
Industrial	26,033	32.7%	17,146	33.5%	8,887	51.8%
Medical	13,492	17.0%	9,030	17.7%	4,462	49.4%
Semiconductor & Electronics	2,875	3.6%	2,252	4.4%	623	27.7%
Energy	1,170	1.5%	1,004	2.0%	166	16.5%
Total	$79,560	100.0%	$51,124	100.0%	$28,436	55.6%

Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Aerospace, Defense & Government	$84,880	42.0%	$61,892	42.2%	$22,988	37.1%
Industrial	68,236	33.8%	47,999	32.7%	20,237	42.2%
Medical	35,287	17.5%	27,343	18.6%	7,944	29.1%
Semiconductor & Electronics	9,187	4.5%	5,863	4.0%	3,324	56.7%
Energy	4,378	2.2%	3,544	2.5%	834	23.5%
Total	$201,968	100.0%	$146,641	100.0%	$55,327	37.7%

Aerospace, Defense and Government

Aerospace, Defense and Government revenues increased $14.3 million, or 65.9%, and increased as a percentage of our business from 42.4% to 45.2% in the three months ended October 2, 2026, as compared to the prior year period. Growth was driven by increased sales to larger defense programs including Hellfire and Javelin, commercial aerospace programs, radar programs and favorable pricing impacts associated with tungsten products in general.

Aerospace, Defense and Government revenues increased $23.0 million, or 37.1%, but decreased as a percentage of our business from 42.2% to 42.0% in the nine months ended October 2, 2026, as compared to the prior year period. Growth was driven by increased sales to larger defense programs including the Hellfire, Javelin and Next Generation Interceptor, commercial aerospace programs, radar programs and favorable pricing impacts associated with tungsten products in general.

Industrial

Industrial revenues increased $8.9 million, or 51.8%, but decreased as a percentage of our business from 33.5% to 32.7% in the three months ended October 2, 2026, as compared to the prior year period. We saw higher sales of industrial microwave systems for tempering and drying, increased EMP sales into communications end applications, along with favorable pricing impacts associated with tungsten products.

Industrial revenues increased $20.2 million, or 42.2%, and increased as a percentage of our business from 32.7% to 33.8% in the nine months ended October 2, 2026, as compared to the prior year period. Drivers of the increase were consistent with the drivers from the previously stated three month comparisons.

Medical

Medical revenues increased $4.5 million, or 49.4%, but decreased as a percentage of our business from 17.7% to 17.0% in the three months ended October 2, 2026, as compared to the prior year period.

For the nine months ended October 2, 2026, revenues increased $7.9 million, or 29.1%, but decreased as a percentage of our business from 18.6% to 17.5%, as compared to the prior year period. Changes in revenue for both comparable periods were substantially driven by one long term customer demand.

Semiconductor and Electronics

Semiconductor and Electronics revenues increased $0.6 million, or 27.7%, but decreased as a percentage of our business from 4.4% to 3.6% in the three months ended October 2, 2026, as compared to the prior year period. Increases were driven by demand from semiconductor equipment customers and favorable pricing impacts associated with tungsten products.

Semiconductor and Electronics revenues increased $3.3 million, or 56.7%, and increased as a percentage of our business from 4.0% to 4.5% in the nine months ended October 2, 2026, as compared to the prior year period. Drivers of the increase were consistent with the drivers from the previously stated three month comparisons.

Energy

Energy revenues increased $0.2 million, or 16.5%, but decreased as a percentage of our business from 2.0% to 1.5% in the three months ended October 2, 2026, as compared to the prior year period.

Energy revenues increased $0.8 million, or 23.5%, but decreased as a percentage of our business from 2.5% to 2.2% for the nine months ended October 2, 2026, as compared to the prior year period. Both comparable periods reflect normal fluctuations in this developing end market with changes distributed across multiple customers in both the oil and gas and nuclear sub-markets.

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
Shipments by Geography

Shipments based on major geographic territory as a percentage of total shipments for the three and nine months ended October 2, 2026, as compared to the prior year periods, saw an increase in the Americas from 78.8% to 84.3% and 82.4% to 85.6%, respectively, driven by increased shipments into various Aerospace, Defense and Government programs, industrial microwave systems for tempering and drying and tungsten pricing impacts. Shipments to Europe saw a decrease as a percentage of total shipments for the three and nine months ended October 2, 2026 as compared to the prior year periods, from 14.3% to 11.0% and 12.4% to 10.2%, respectively. However, gross shipments to Europe increased 17.2%, or $1.2 million, and 17.1%, or $3.0 million, for the three and nine month periods as compared to the respective prior year periods, driven by multiple customers within our CMC segment.

Shipments by Type of Materials and Services

Shipment composition based on the type of materials and services as a percentage of total shipments for the three and nine months ended October 2, 2026, as compared to the prior year periods, saw tungsten increase from 14.8% to 33.6% and 16.4% to 24.3%, respectively. These increases were driven by pricing increases associated with material input costs and increased volumes across multiple Aerospace and Defense customers. Molybdenum saw gross shipment increases in the comparable periods driven by several key medical customers and ADG programs Javelin and Hellfire; however, Molybdenum also saw a decrease in the percent total shipments period-over-period for the three and nine months ended October 2, 2026 from 59.4% to 50.3% and 57.6% to 55.9%, respectively. Microwave products saw a decrease for the three and nine month period-over-periods from 15.7% to 10.5% and 15.9% to 12.6%, respectively, primarily driven by a lower rate of growth compared to tungsten. Other materials and services saw a decrease for the three and nine month period-over-periods from 10.2% to 5.6% and 10.1% to 7.2%, respectively, driven by a lower rate of growth compared to tungsten.

Cost of Goods Sold and Gross Profit

Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025

Costs of goods sold for the three months ended October 2, 2026 increased $14.7 million, or 36.6%, compared to the prior year period. Gross profit margin improved from 21.7% for the three months ended September 30, 2025, to 31.3% for the three months ended October 2, 2026.

EMP saw an increase in cost of goods sold for the three months ended October 2, 2026 of $0.6 million, or 11.3%, associated with an increase of $0.3 million, or 4.4%, in revenue compared to the prior year period, resulting in a decrease of $0.3 million, or 11.2%, in gross profit between the three months ended October 2, 2026 and the prior year period. This was driven by a shift in product mix within the division toward lower-margin industrial products, a rapid increase in aluminum and copper material input pricing as well as operating throughput challenges at one of our facilities, which resulted in a decrease in EMP’s gross profit margin from 30.7% for the three months ended September 30, 2025, to 26.1% for the three months ended October 2, 2026.

CMC cost of goods sold for the three months ended October 2, 2026 increased $14.1 million, or 40.5%, associated with an increase of $28.1 million, or 64.7%, in revenue compared to the prior year period, resulting in an increase of $14.0 million, or 160.5%, in gross profit between the three months ended October 2, 2026 and the prior year period. This change was primarily driven by active sourcing and pricing management of the tungsten supply chain during the rapid increase in tungsten concentrate price over the first three months of 2026, as well as increased demand and productivity gains, which together increased CMC’s gross profit margin from 20.1% for the three months ended September 30, 2025, to 31.8% for the three months ended October 2, 2026.

Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

Costs of goods sold for the nine months ended October 2, 2026 increased $31.9 million, or 27.3%, compared to the prior year period. Gross profit margin improved from 20.4% for the nine months ended September 30, 2025, to 26.4% for the nine months ended October 2, 2026.

EMP saw an increase in cost of goods sold for the nine months ended October 2, 2026 of $4.0 million, or 26.5%, associated with an increase of $2.8 million, or 12.5%, in revenue compared to the prior year period, resulting in a decrease of $1.2 million, or 17.6%, in gross profit between the nine months ended October 2, 2026 and the prior year period. This was driven by a shift in product mix within the division toward lower-margin industrial products, a rapid increase in aluminum and copper material input pricing as well as operating throughput challenges at one of our facilities, which together resulted in a decrease in EMP’s gross profit margin from 31.7% for the nine months ended September 30, 2025, to 23.2% for the nine months ended October 2, 2026.

CMC cost of goods sold for the nine months ended October 2, 2026 increased $27.8 million, or 27.4%, associated with an increase of $52.5 million, or 42.3%, in revenue compared to the prior year period, resulting in an increase of $24.7 million, or 108.5%, in gross profit between the nine months ended October 2, 2026 and the prior year period. This change was primarily driven by active sourcing and pricing management of the tungsten supply chain during the rapid increase in tungsten concentrate price over the first three months of 2026, increased demand from key missile programs Next Generation Interceptor, Javelin and Hellfire, increased demand for commercial aerospace programs and productivity gains which together increased CMC’s gross profit margin from 18.3% for the nine months ended September 30, 2025, to 26.8% for the nine months ended October 2, 2026.

General and Administrative Expenses

General and administrative expenses increased $4.0 million, or 72.4%, for the three months ended October 2, 2026, compared to the prior year period. The increase was primarily related to $1.7 million of stock-based compensation and $0.9 million of one-time expenses incurred with diligence activities related to the anticipated acquisition on AMS Osram’s Schwabmünchein, Germany facility, and expenses incurred associated with the consummated and contemplated agreements announced in September 2026 in relationship to the DoW Transactions, during the three months ended October 2, 2026. Additional general and administrative expenses growth was attributable to the increase of staffing and professional services to support public company compliance.

General and administrative expenses increased $21.6 million, or 168.0%, for the nine months ended October 2, 2026, compared to the prior year period. The increase was primarily a result of approximately $12.5 million related to stock-

based compensation incurred in connection with the acceleration of certain vesting criteria associated with the IPO, $3.6 million of equity compensation recognized over time and $1.0 million of one-time expenses incurred with diligence activities related to the anticipated acquisition on AMS Osram’s Schwabmünchein, Germany facility, and expenses incurred associated with the consummated and contemplated agreements announced in September 2026 in relationship to the DoW Transactions, during the nine months ended October 2, 2026. Additionally, general and administrative expenses growth was attributable to the increase of staffing and professional services to support public company compliance, which included $1.2 million of one-time costs associated with third-party accounting and legal assistance in preparation for the IPO.

Research and Development
Research and development expenses did not materially change for the three months ended October 2, 2026, compared to the prior year period.
Research and development expenses increased $3.4 million, or 132.5%, for the nine months ended October 2, 2026 compared to the prior year period. The increase was primarily related to stock-based compensation incurred in connection with the acceleration of certain vesting criteria associated with the IPO, during the nine month periods ending October 2, 2026 as compared to the prior year periods.

Sales and Marketing

Sales and marketing expenses increased $1.1 million, or 81.4%, for the three months ended October 2, 2026, compared to the prior year period. This increase was due to variable sales compensation associated with sales growth, stock-based compensation, and the expansion of our sales team in support of our strategy.
Sales and marketing expenses increased $1.7 million, or 35.6%, for the nine months ended October 2, 2026, compared to the prior year period. This increase was due to variable sales compensation associated with sales growth, stock-based compensation, and the expansion of our sales team in support of our strategy.

Interest (Income) Expense, Net

Interest (income) expense, net changed $0.9 million, or 162.5%, for the three months ended October 2, 2026 of $0.3 million interest income, compared to the prior year period of $0.6 million interest expense. The change was primarily attributable to debt repayments made in the current year compared to the same prior year period.
Interest expense, net decreased $1.5 million, or 78.7%, for the nine months ended October 2, 2026, compared to the prior year period. The decrease was primarily attributable to debt repayments made in the current year compared to the same prior year period.
Interest Expense — Related Party, Net
Related party interest expense, net decreased $0.5 million, or 100.0%, for the three months ended October 2, 2026, compared to the prior year period. This was primarily attributable to repayment of the CEO Line of Credit following the IPO.
Related party interest expense, net decreased $0.4 million, or 33.7%, for the nine months ended October 2, 2026, compared to the prior year period. This was primarily attributable to repayment of the CEO Line of Credit following the IPO.
Change in Fair Value of Derivative Asset
The change in fair value of derivative assets increased $2.2 million, or 100%, during the nine months ended October 2, 2026, due to changes in the value of the equity underlying the options to purchase common stock in a publicly-traded company in each period.
Change in Fair Value of Forward Instruments
The change in the fair value of forward instruments decreased approximately $0.2 million, or 100%, during the three and nine months ended October 2, 2026, compared to the prior year periods, due to the forwards related to the Blue Moon Investment and the Masan SHA.

(Gain) Loss on Remeasurement of Fair Value of Marketable Securities
The (gain) loss on remeasurement of fair value of marketable securities increased approximately $1.6 million and $2.7 million during the three and nine months ended October 2, 2026, respectively, compared to the prior year periods, respectively, due to an increase in the fair value of the Company's marketable securities investments in both periods.
Other Income (Expense), Net

Other income (expense), net did not materially change for the three and nine months ended October 2, 2026, compared to the prior year period.

Income Tax Provision
The income tax provision for the three months ended October 2, 2026 was $5.5 million as compared to $0.0 million for the period year period. For the nine months ended October 2, 2026, the Company recognized an income tax provision of $6.5 million, as compared to $0.0 million for the prior year period. Both changes were a result of our being subject to income taxes as a C-corporation following the Reorganization. Prior to the Reorganization A&A was an S-corporation for taxation purposes, and its income and losses were passed through to its shareholders and reported on their individual tax returns.

For the nine months ended October 2, 2026, of the total tax expense of $6.5 million, $3.8 million was attributable to a one-time deferred tax expense recorded in connection with the Company's reorganization into a C-corporation ahead of its IPO, reflecting the initial recognition of deferred tax balances for a structure not previously subject to entity-level income tax. The remaining balance was primarily attributable to the year-to-date pretax income incurred through October 2, 2026.

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
The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
Numerator:
Net income	$8,291	$1,570	$3,465	$4,007
Income tax effects of Reorganization(a)	—	(109)	3,791	(278)
Pro forma net income	8,291	1,461	7,256	3,729
Less: cumulative dividend on Class A Preferred Stock	(551)	—	(551)	—
Less: accretion of Class A Preferred Stock to redemption value	(83)	—	(83)	—
Pro forma net income available to common stockholders	7,657	1,461	6,622	3,729
Less: undistributed earnings allocated to participating securities	(37)	—	(5)	—
Pro forma net income attributable to common stockholders – basic	$7,620	$1,461	$6,617	$3,729
Add: reallocation of undistributed earnings to participating securities	1	—	—	—
Pro forma net income attributable to common stockholders – diluted	$7,621	$1,461	$6,617	$3,729

Denominator:
Pro forma weighted average common stock outstanding – basic(b)	31,644,494	20,123,187	26,679,325	20,123,187
Pro forma weighted average common stock outstanding – diluted(b,c)	32,300,797	20,302,389	27,219,588	20,231,912

Pro forma net income per share – basic	$0.24	$0.07	$0.25	$0.19
Pro forma net income per share – diluted	$0.24	$0.07	$0.24	$0.18
______________________________________________________________________
(a)Following the Reorganization, the Company is subject to U.S. federal and applicable state income taxes. The adjustment for income taxes reflects the estimated income tax expense that would have been recognized had the Reorganization occurred on January 1, 2025, based on an effective tax rate of 6.95% for the three and nine months ended September 30, 2025. No pro forma adjustment for income taxes was required for the three months ended October 2, 2026, as the Reorganization was in effect for the entirety of that period, such that the Company's actual effective tax rate reflects its full corporate tax status without adjustment. The pro forma impacts for the nine months ended October 2, 2026 represents the effect of the deferred tax adjustment of $3.5 million, which was recognized in the period of the Reorganization and does not reflect ongoing income tax expense, and other discrete tax impacts of $0.3 million related to the Reorganization. Since the Reorganization occurred during the three months ended April 3, 2026, these amounts are fully reflected within the nine-month period and no incremental adjustment relates to the three months ended October 2, 2026. For the three and nine months ended September 30, 2025, the difference between the U.S. federal statutory rate of 21.0% and the effective tax rate of 6.95% is primarily driven by a 15.45% reduction due to federal tax credits, partially offset by other immaterial rate items of 1.4%, including state taxes and permanent differences. The pro forma income tax effect for the three and nine months ended September 30, 2025 includes the results of discontinued operations.
(b)Pro forma weighted-average common stock outstanding (basic and diluted) for the three and nine months ended September 30, 2025 reflects the Reorganization as if it occurred on January 1, 2025, resulting in 20,122,721 shares of Class A common stock and 466 shares of Class B common stock issued and outstanding. For the three and nine months ended October 2, 2026, pro forma weighted-average shares equal actual weighted-average shares, including 1,184,996 and 392,126 weighted-average shares underlying the DoW Penny Warrants, respectively.
(c)The potential impact on pro forma weighted-average common stock outstanding (diluted) of restricted stock awards, restricted stock units, stock options and stock appreciation rights, and the DoW Strike Price Warrants were evaluated under the treasury stock method. For the three months ended October 2, 2026, the Company determined that the impact represented 656,303 dilutive shares, and for the nine months ended October 2, 2026, 540,263 dilutive shares, which include 141,424 shares for stock appreciation rights exercised during the three months ended July 3, 2026, weighted for the period outstanding before exercise, considering the weighted-average unrecognized compensation costs of approximately $8.4 million and $6.0 million, respectively, and the estimated fair value of the Company’s common stock for the period. For the three and nine months ended September 30, 2025, the Company determined that the impact represented 179,202 and 108,725 dilutive shares, respectively, considering the weighted-average unrecognized compensation costs of approximately $2.2 million and $1.4 million, respectively, and the estimated fair value of the Company's common stock for the period.

Critical Materials and Components Results
Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Revenue	$71,550	100.0%	$43,454	100.0%	$28,096	64.7%
Cost of goods sold	48,768	68.2%	34,708	79.9%	14,060	40.5%
Gross profit	22,782	31.8%	8,746	20.1%	14,036	160.5%
Operating expenses:
General and administrative	2,923	4.1%	2,484	5.7%	439	17.7%
Research and development	555	0.8%	496	1.1%	59	11.9%
Sales and marketing	1,711	2.4%	1,047	2.4%	664	63.4%
Total operating expenses	5,189	7.3%	4,027	9.2%	1,162	28.9%
Operating income	17,593	24.5%	4,719	10.9%	12,874	272.8%
Other expense, net:
Interest expense	451	0.6%	466	1.1%	(15)	(3.2)%
Interest expense – related party	—	—%	420	1.0%	(420)	(100.0)%
Other income, net	(18)	—%	(23)	(0.1)%	5	21.7%
Total other expense, net	433	0.6%	863	2.0%	(430)	(49.8)%
Income from continuing operations before taxes	17,160	23.9%	3,856	8.9%	13,304	345.0%
Income tax provision	—	—%	—	—%	—	—%
Income from continuing operations	$17,160	23.9%	$3,856	8.9%	$13,304	345.0%
n/m = not meaningful
Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Revenue	$176,803	100.0%	$124,272	100.0%	$52,531	42.3%
Cost of goods sold	129,338	73.2%	101,503	81.7%	27,835	27.4%
Gross profit	47,465	26.8%	22,769	18.3%	24,696	108.5%
Operating expenses:
General and administrative	8,888	5.0%	6,264	5.0%	2,624	41.9%
Research and development	5,129	2.9%	1,648	1.3%	3,481	211.2%
Sales and marketing	4,448	2.5%	3,397	2.7%	1,051	30.9%
Total operating expenses	18,465	10.4%	11,309	9.0%	7,156	63.3%
Operating income	29,000	16.4%	11,460	9.3%	17,540	153.1%
Other expense, net:
Interest expense	1,354	0.8%	1,410	1.1%	(56)	(4.0)%
Interest expense – related party	467	0.3%	1,189	1.0%	(722)	(60.7)%
Other (income) expense, net	(56)	—%	1	—%	(57)	n/m
Total other expense, net	1,765	1.1%	2,600	2.1%	(835)	(32.1)%
Income from continuing operations before taxes	27,235	15.3%	8,860	7.2%	18,375	207.4%
Income tax provision	—	—%	—	—%	—	—%
Income from continuing operations	$27,235	15.3%	$8,860	7.2%	$18,375	207.4%
n/m = not meaningful
Revenues

Revenues for the three months ended October 2, 2026, increased $28.1 million, or 64.7%, compared to the prior year period. Revenues for the nine months ended October 2, 2026, increased $52.5 million, or 42.3%, compared to the prior year period. Growth was driven by increases in molybdenum powder products in our medical end market, increased shipments with key missile programs Javelin, Hellfire and Next Generation Interceptor, and favorable pricing impacts associated with tungsten products in general.

Cost of Goods Sold

Cost of goods sold for the three months ended October 2, 2026 increased $14.1 million, or 40.5%, associated with an increase of $28.1 million, or 64.7%, in revenue compared to the prior year period, resulting in an increase of $14.0 million, or 160.5%, in gross profit between the three months ended October 2, 2026 and the prior year period. Cost of goods sold for the nine months ended October 2, 2026 increased $27.8 million, or 27.4%, associated with an increase of $52.5 million, or 42.3%, in revenue compared to the prior year period, resulting in an increase of $24.7 million, or 108.5%, in gross profit between the nine months ended October 2, 2026 and the prior year period. This change was driven by active sourcing and pricing management of the tungsten supply chain during the rapid increase in tungsten concentrate price over the first three months of 2026, increased demand and productivity gains, together increasing CMC’s gross profit margin from 20.1% for the three months ended September 30, 2025, to 31.8% for the three months ended October 2, 2026 and 18.3% for the nine months ended September 30, 2025 to 26.8% for the nine months ended October 2, 2026.

General and Administrative Expenses
CMC general and administrative expenses for the three months ended October 2, 2026 increased $0.4 million, or 17.7%, compared to the prior year period and $2.6 million, or 41.9% for the nine months ended October 2, 2026 compared to the prior year period. These increases for both periods were attributable to multiple factors including stock-based compensation incurred in connection with the IPO, internal reorganization and resource increases in support of the IPO and public company compliance, additional IT costs associated with defense contractor compliance requirements and variable compensation associated with growth.

Research and Development
CMC research and development expenses did not meaningfully change for the three months ended October 2, 2026 compared to the prior year period and increased $3.5 million, or 211.2%, for the nine months ended October 2, 2026 compared to the prior year period. The increase was primarily related to stock-based compensation incurred with the IPO during the nine month period ending October 2, 2026 as compared to the prior year period.

Sales and Marketing
CMC selling and marketing expenses for the three months ended October 2, 2026 increased $0.7 million, or 63.4%, compared to the prior year period and $1.1 million, or 30.9%, for the nine months ended October 2, 2026 compared to the prior year period. The increase was driven by primarily increased sales staffing and commissions in support of growth, contributing to the 64.7% revenue growth for the three month period and 42.3% revenue growth for the nine month period at the CMC division.
Interest Expense
CMC interest expense did not meaningfully change for the three and nine months ended October 2, 2026, compared to the prior year periods.
Interest Expense — Related Party
CMC related party interest expense for the three months ended October 2, 2026 decreased $0.4 million, or 100.0% as compared to the prior year period, and $0.7 million, or 60.7%, for the nine months ended October 2, 2026 compared to the prior year period. The decrease in interest expense for both periods was primarily due to the repayment of the Great Falls Term Loan in April 2026 and IPO proceeds used to manage revolving debt associated with our Wells Fargo credit facility.

Other (Income) Expense, Net
CMC other (income) expense, net for the three and nine months ended October 2, 2026 did not meaningfully change compared to the prior year periods.
Engineered Microwave Products Results
Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Revenue	$8,010	100.0%	$7,670	100.0%	$340	4.4%
Cost of goods sold	5,918	73.9%	5,315	69.3%	603	11.3%
Gross profit	2,092	26.1%	2,355	30.7%	(263)	(11.2)%
Operating expenses:
General and administrative	1,799	22.5%	1,465	19.1%	334	22.8%
Research and development	295	3.7%	274	3.6%	21	7.7%
Sales and marketing	568	7.1%	162	2.1%	406	250.6%
Total operating expenses	2,662	33.3%	1,901	24.8%	761	40.0%
Operating (loss) income	(570)	(7.2)%	454	5.9%	(1,024)	(225.6)%
Other (income) expense, net:
Interest expense	16	0.2%	90	1.2%	(74)	(82.2)%
Interest expense – related party	—	—%	60	0.8%	(60)	(100.0)%
Other income, net	(27)	(0.3)%	(17)	(0.2)%	(10)	(58.8)%
Total other (income) expense, net	(11)	(0.1)%	133	1.8%	(144)	(108.3)%
(Loss) income from continuing operations before taxes	(559)	(7.1)%	321	4.1%	(880)	(274.1)%
Income tax provision	—	—%	—	—%	—	—%
(Loss) income from continuing operations	$(559)	(7.1)%	$321	4.1%	$(880)	(274.1)%
n/m = not meaningful
Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended				$	%
($ in thousands)	October 2, 2026	% of Revenue	September 30, 2025	% of Revenue	Change	Change
Revenue	$25,165	100.0%	$22,369	100.0%	$2,796	12.5%
Cost of goods sold	19,322	76.8%	15,279	68.3%	4,043	26.5%
Gross profit	5,843	23.2%	7,090	31.7%	(1,247)	(17.6)%
Operating expenses:
General and administrative	4,843	19.2%	3,784	16.9%	1,059	28.0%
Research and development	890	3.5%	942	4.2%	(52)	(5.5)%
Sales and marketing	1,695	6.7%	1,083	4.8%	612	56.5%
Total operating expenses	7,428	29.4%	5,809	25.9%	1,619	27.9%
Operating (loss) income	(1,585)	(6.2)%	1,281	5.8%	(2,866)	(223.7)%
Other expense, net:
Interest expense	171	0.7%	280	1.3%	(109)	(38.9)%
Interest expense – related party	78	0.3%	165	0.7%	(87)	(52.7)%
Other income, net	(89)	(0.4)%	(74)	(0.3)%	(15)	(20.3)%
Total other expense, net	160	0.6%	371	1.7%	(211)	(56.9)%
(Loss) income from continuing operations before taxes	(1,745)	(6.8)%	910	4.1%	(2,655)	(291.8)%
Income tax provision	4	—%	—	—%	4	n/m
(Loss) income from continuing operations	$(1,749)	(6.8)%	$910	4.1%	$(2,659)	(292.2)%
n/m = not meaningful

Revenue

Revenue for the three months ended October 2, 2026, increased $0.3 million, or 4.4%, as compared to the prior year period, and $2.8 million, or 12.5%, for the nine months ended October 2, 2026 compared to the prior year period. This was primarily driven by increased sales of radar components and industrial microwave systems.

Cost of Goods Sold
Cost of goods sold for the three months ended October 2, 2026, increased $0.6 million, or 11.3%, associated with an increase in revenue of $0.3 million, or 4.4%, compared to the prior year period, resulting in a decrease of $0.3 million, or 11.2%, in gross profit between the three months ended October 2, 2026 and the prior year period. This was driven by a shift in product mix within EMP toward lower margin industrial products, rapid increases in aluminum and copper material input pricing, and operating throughput challenges at one of our facilities, together resulting in a decrease in EMP’s gross profit margin from 30.7% for the three months ended September 30, 2025, to 26.1% for the three months ended October 2, 2026.

Cost of goods sold for the nine months ended October 2, 2026, increased $4.0 million, or 26.5%, associated with an increase of $2.8 million, or 12.5%, in revenue compared to the prior year period, resulting in a decrease of $1.2 million, or 17.6%, in gross profit between the nine months ended October 2, 2026 and the prior year period. This was driven by a shift in product mix within EMP toward lower margin industrial products, rapid increases in aluminum and copper material input pricing and operating throughput challenges at one of our facilities, together resulting in a decrease in EMP’s gross profit margin from 31.7% for the nine months ended September 30, 2025, to 23.2% for the nine months ended October 2, 2026.

General and Administrative Expenses
General and administrative expenses for the three months ended October 2, 2026, increased $0.3 million, or 22.8%, compared to the prior year period, and increased $1.1 million, or 28.0%, for the nine months ended October 2, 2026 compared to the prior year period. The increase was attributable to multiple factors including stock-based compensation, internal reorganization, resource increases in support of the IPO and public company compliance and variable compensation associated with growth.
Research and Development
Research and development expenses for the three and nine months ended October 2, 2026, did not meaningfully change compared to the prior year periods.
Sales and Marketing
EMP sales and marketing expenses for the three months ended October 2, 2026, increased $0.4 million, or 250.6%, compared to the prior year period, and increased $0.6 million, or 56.5%, for the nine months ended October 2, 2026 compared to the prior year period. This increase was attributable to additional technical sales resources associated with the acquisition of Symphony Microwave Technologies in November of 2025 and stock based compensation.

Interest Expense
EMP interest expense for the three and nine months ended October 2, 2026, did not meaningfully change as compared to the prior year periods.
Interest Expense — Related Party
EMP related party interest expense for the three and nine months ended October 2, 2026, did not meaningfully change compared to the prior year periods.
Other Income, Net
EMP other income, net, for the three and nine months ended October 2, 2026, did not meaningfully change compared to the prior year periods.
Corporate and Other
Three Months Ended October 2, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended		$	%
($ in thousands)	October 2, 2026	September 30, 2025	Change	Change
General and administrative	$4,870	$1,616	$3,254	201.4%
Sales and marketing	176	144	32	22.2%
Total operating expenses	5,046	1,760	3,286	186.7%
Operating loss	(5,046)	(1,760)	(3,286)	(186.7)%
Other income, net:
Interest income, net	(812)	(4)	(808)	n/m
Interest expense (income) – related party, net	—	25	(25)	n/m
Change in fair value of forward instruments	222	—	222	100.0%
(Gain) loss on remeasurement of fair value of marketable securities	(1,640)	—	(1,640)	(100.0)%
Other income, net	(10)	(26)	16	n/m
Total other income, net	(2,240)	(5)	(2,235)	n/m
Loss from continuing operations before taxes	(2,806)	(1,755)	(1,051)	(59.8)%
Income tax provision	5,504	—	5,504	n/m
Loss from continuing operations	$(8,310)	$(1,755)	$(6,555)	(373.4)%
n/m = not meaningful

Nine Months Ended October 2, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended		$		%
($ in thousands)	October 2, 2026	September 30, 2025	Change		Change
General and administrative	$20,685	$2,792	$17,893		640.9%
Research and development	2	—	2		n/m
Sales and marketing	516	432	84		19.4%
Total operating expenses	21,203	3,224	17,979		557.7%
Operating loss	(21,203)	(3,224)	(17,979)		(557.7)%
Other (income) expense, net:
Interest (income) expense, net	(1,130)	165	(1,295)		(784.8)%
Interest expense (income) – related party, net	315	(56)	371		662.5%
Change in fair value of derivative asset	(2,214)	—	(2,214)		(100.0)%
Change in fair value of forward instruments	222	—	222		100.0%
(Gain) loss on remeasurement of fair value of marketable securities	(2,721)	23	(2,744)		n/m
Other (income) expense, net	(114)	9	(123)	0	n/m
Total other (income) expense, net	(5,642)	141	(5,783)		n/m
Loss from continuing operations before taxes	(15,561)	(3,365)	(12,196)		(362.4)%
Income tax provision	6,460	—	6,460		100.0%
Loss from continuing operations	$(22,021)	$(3,365)	$(18,656)		(554.4)%
n/m = not meaningful
General and Administrative Expenses

General and administrative expenses for the three months ended October 2, 2026, increased $3.3 million, or 201.4%, compared to the prior year period, driven by approximately $0.5 million increase in stock-based compensation, and $0.9 million one-time expenses associated with acquisitions, and one-time expenses associated with the aforementioned DoW Transactions. Additional general and administrative expenses growth was attributable to the increase in staffing and professional services to support public company compliance.

General and administrative expenses increased $17.9 million, or 640.9%, for the nine months ended October 2, 2026 compared to the prior year period. This was primarily attributable to an increase in stock-based compensation of approximately $10.7 million including grants in anticipation of the IPO, $1.2 million of non-recurring expenses associated with preparation for the IPO, and $1.0 million of one-time expenses associated with the aforementioned DoW Transactions. Additional general and administrative expenses growth was attributable to the increase in staffing and professional services to support public company compliance.

Research and Development
Research and development expenses for the nine months ended October 2, 2026, did not meaningfully change as compared to the prior year period.
Sales and Marketing
Sales and marketing expenses for the three and nine months ended October 2, 2026, did not meaningfully change as compared to the prior year periods.
Interest (Income) Expense, net
Interest (income) expense, net, increased $0.8 million for the three months ended October 2, 2026, compared to the prior year period, from less than $0.1 million of interest income for the three months ended September 30, 2026 to $0.8 million of interest income for the three months ended October 2, 2026. Interest (income) expense increased $1.3 million for the nine months ended October 2, 2026 compared to the prior year period, from $0.1 million of interest expense for the nine months ended September 30, 2025 to $1.1 million of interest income for the nine months ended October 2, 2026. This was primarily due to interest income earned from IPO proceeds.
Interest Expense (Income) — Related Party, net,
Interest expense (income) – related party, net, did not meaningfully change for the three months ended October 2, 2026 compared to the prior year period, and increased $0.4 million for the nine months ended October 2, 2026, compared to the prior year period, from less than $0.1 million of interest income for the nine months ended September 30, 2025 to $0.3 million of interest expense for the nine months ended October 2, 2026, primarily due to an origination fee paid on related part debt.

Change in Fair Value of Derivative Asset
The change in fair value of derivative assets increased $2.2 million during the nine months ended October 2, 2026, compared to the prior year period, due to changes in the value of the equity underlying the options to purchase common stock in one of our publicly-traded vendors in each period.
Change in Fair Value of Forward Instruments
The change in the fair value of forward instruments decreased approximately $0.2 million during the three and nine months ended October 2, 2026, compared to the prior year periods, due to the forward related to the Blue Moon Investment and the Masan SHA.
(Gain) Loss on Remeasurement of Fair Value of Marketable Securities

The (gain) loss on remeasurement of fair value of marketable securities increased approximately $1.6 million and $2.7 million during the three and nine months ended October 2, 2026, respectively, compared to the prior year periods, respectively, due to an increase in the fair value of the Company's marketable securities investments in both periods.

Other (Income) Expense, Net

Other (income) expense, net, did not meaningfully change for the three and nine months ended October 2, 2026, compared to the prior year periods.

Income Tax Provision

The income tax provision for the three months ended October 2, 2026 was $5.5 million as compared to $0.0 million for the prior year period. For the nine months ended October 2, 2026, the Company recognized an income tax provision of $6.5 million, as compared to $0.0 million for the prior year period. Both changes were as result of our being subject to income taxes as a C-corporation following the Reorganization. Prior to the Reorganization A&A was an S-corporation for taxation purposes, and its income and losses were passed through to its shareholders and reported on their individual tax returns.

For the nine months ended October 2, 2026, of the tax expense of $6.5 million, $3.8 million was attributable to a one-time deferred tax expense recorded in connection with the Company's reorganization into a C-corporation ahead of its IPO, reflecting the initial recognition of deferred tax balances for a structure not previously subject to entity-level income tax. The remaining balance was primarily attributable to the year-to-date pretax income incurred through October 2, 2026.

Key Performance Indicators and Non-GAAP Financial Measures
We measure our business, monitor results of operations and ensure proper allocation of capital using the following key performance indicators and non-GAAP financial measures: (i) Revenue, (ii) Backlog, (iii) Gross Profit, (iv) Gross Profit Margin, (v) Adjusted EBITDA from Continuing Operations, (vi) Adjusted EBITDA Margin from Continuing Operations, (vii) Net Income, and (viii) Adjusted Net Income, and (ix) Adjusted Net Income Per Share. We believe the non-GAAP financial measures presented in this Report will help investors understand our financial condition and operating results and assess our future prospects. We believe these non-GAAP financial measures, each of which are discussed in greater detail below, are important supplemental measures because they exclude unusual or non-recurring items as well as non-cash items that are unrelated to or may not be indicative of our ongoing operating results. Further, when read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a tool to help make financial, operational and planning decisions. We may use non-GAAP financial metrics in certain management compensation plans, debt covenants, internal budgetary decision making, and other resource allocation decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry by providing more comparable measures that are less affected by factors such as capital structure.
Open Order Backlog
Our focus on Aerospace, Defense and Government (“ADG”) end market has improved our open order backlog ("Backlog"), as described below. See "Twelve-Month Backlog Trend”. As of October 2, 2026, compared to September 30, 2025, our total backlog increased $260.1 million, or 297.8% driven by the ADG end market. Our recently formed ERT division received the DLA Offtake Agreement from the DLA for tungsten offtake in the amount of $2.0 billion, with $161.9 million initially funded and now reflected in backlog. While this award falls within our ADG end market, we have separately identified the related impact on backlog to maintain adequate comparability to prior reported quarters. Our preexisting CMC and EMP divisions saw ADG backlog growth of $96.9 million, or 184.2% driven by a mix of programs and contracts including a separate DLA award of $35.6 million for primarily molybdenum products in support of numerous defense related programs, tungsten material price flowing through to our end product pricing, defense programs such as PrSM, Next Generation Interceptor, Hellfire, Javelin, Aegis, Patriot and KC-135 Stratotanker, commercial aerospace programs, and various defense radar programs. All other end markets’ backlog for CMC and EMP divisions saw an increase of 3.5%, period-over-period, driven by a mix of growth across multiple industrial customers offset by the timing of orders with our largest medical customer. This customer drove the medical revenue increases in the reported periods, but also places inconsistent short duration purchase orders creating variability in the aggregated other end markets backlog.

Twelve-Month Backlog Trend
Backlog is measured by confirmed orders and contracts from customers less revenues recognized as of the date measured. The chart below presents our Backlog as of the dates indicated, which represents a key measure of our business growth. Backlog in the chart below excludes discontinued operations.

Open Order Backlog in Millions
$87.3
$34.7
$52.6
$96.3
$24.6
$71.7
$113.3
$29.7
$83.5
$131.5
$33.1
$98.4
$347.4
$36.0
$149.5
$161.9
9/30/2025
12/31/2025
4/3/2026
7/3/2026
10/2/2026
DLA Offtake
Aerospace, Defense & Govt
Other

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

The following table summarizes our reconciliation of adjusted earnings per share from continuing operations for the three and nine month periods ended October 2, 2026 and September 30, 2025, with discontinued operations excluded from the results of continuing operations (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2026	September 30, 2025	October 2, 2026	September 30, 2025
Numerator:
Net income	$8,291	$1,570	$3,465	$4,007
Less: cumulative dividend on Class A Preferred Stock	(551)	—	(551)	—
Less: accretion of Class A Preferred Stock to redemption value	(83)	—	(83)	—
Net income available to common stockholders	7,657	1,570	2,831	4,007
Less: undistributed earnings allocated to participating securities	(37)	—	(5)	—
Net income attributable to common stockholders – basic	7,620	1,570	2,826	4,007
Add: reallocation of undistributed earnings to participating securities	1	—	—	—
Net income attributable to common stockholders – diluted	7,621	1,570	2,826	4,007
Adjustments to net income attributable to common stockholders:
One time tax expense associated with the Reorganization(1)	—	—	3,791	—
Loss from discontinued operations	—	852	—	2,398
Corporate costs associated with the IPO(2)	—	983	1,296	1,229
Stock-based compensation(3)	2,074	427	16,872	810
Acquisition and transaction costs(4)	928	90	1,038	246
Fair value adjustments of equity instruments	(1,418)	—	(4,713)	—
Other(5)	—	791	315	791
Tax effect of adjustments(6)	2,223	—	(2,625)	—
Adjusted net income attributable to common stockholders – basic	$11,427	$4,713	$18,800	$9,481
Adjusted net income attributable to common stockholders – diluted	$11,428	$4,713	$18,800	$9,481

Denominator:
Weighted average shares outstanding – basic	31,644,494	20,123,187	26,679,325	20,123,187
Weighted average shares outstanding – diluted(7)	32,300,797	20,302,389	27,219,588	20,231,912
Net income per share:
Basic	$0.24	$0.08	$0.11	$0.20
Diluted	$0.24	$0.08	$0.10	$0.20
Adjusted net income per share:
Basic	$0.36	$0.23	$0.70	$0.47
Diluted	$0.35	$0.23	$0.69	$0.47
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
(3)Stock-based compensation includes expenses associated with restricted stock grants made in support of the IPO and the Reorganization. In the three and nine months ended October 2, 2026, the Company expensed $2.1 million and $16.9 million, respectively, of which $4.1 million was settled in cash in association with stock appreciation rights.

(4)The adjustment for acquisition and transaction costs is to remove charges incurred in connection with any transaction, including mergers, acquisitions, refinancing, amendment or modification to indebtedness, and dispositions, in each case, regardless of whether consummated.
(5)Other includes restructuring and severance costs associated with a reorganization at our CMC division as well as Germany retention costs and certain non-recurring costs associated with a utility failure at our CMC facility in Euclid, Ohio.
(6)Income tax effects associated with non-GAAP adjustments were calculated based on the specific tax treatment applicable to each adjustment and reflect the estimated current and deferred income tax consequences of the excluded items. The Company's effective GAAP tax rate for the year was 65.0%, while the effective tax rate applied to non-GAAP results was 14.1%. The difference between the GAAP and non-GAAP tax rates primarily reflects the impact of tax effects associated with the Reorganization impacts, stock-based compensation arrangements, executive compensation limitations, discrete tax items recognized during the period, and other tax-related adjustments that are not directly proportional to the underlying pretax non-GAAP adjustments. Accordingly, the tax effect of non-GAAP adjustments differs from the amount that would be determined by applying the Company's GAAP effective tax rate or statutory tax rate to the related pretax adjustments. There is no tax impact prior to the quarter ended April 3, 2026, as we were treated as an S-corporation for tax purposes prior to the Reorganization.
(7)For the purpose of both the denominator of the net income per share and for the denominator for the adjusted net income per share, the Company considered the potential impact on the weighted average common stock outstanding dilutive impact of the 664,847 shares of restricted stock units, 457,390 restricted stock awards, and 677,280 of stock appreciation rights that were issued and outstanding during the period, which were all evaluated under the treasury stock method. For the purposes of the denominator for the adjusted net income per share, for the three and nine months ended October 2, 2026, the Company determined that the impact represented 656,303 and 540,263 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $8.4 million and $6.0 million, respectively, and the estimated fair value of our common stock for the period. For the three and nine months ended September 30, 2025, the Company determined that the impact represented 179,202 and 108,725 dilutive shares, respectively, considering the weighted average unrecognized compensation costs of approximately $2.2 million and $1.4 million, respectively, and the estimated fair value of our common stock for the period.

Adjusted EBITDA from Continuing Operations
The following tables summarize our reconciliation of income (loss) from continuing operations to Adjusted EBITDA from Continuing Operations and our Adjusted EBITDA Margin from Continuing Operations for the three and nine month periods ended October 2, 2026, for our divisions, with discontinued operations excluded from the results of continuing operations (in thousands, except percentages):

	Three Months Ended October 2, 2026
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$71,550	$8,010	$—	$79,560

Income (loss) from continuing operations	$17,160	$(559)	$(8,310)	$8,291
Income (loss) from continuing operations %	24.0%	(7.0)%	n/m	10.4%

Adjustments to income (loss) from continuing operations:
Income tax provision	$—	$—	$5,504	$5,504
Interest expense (income), net(1)	451	16	(812)	(345)
Depreciation and amortization	1,656	268	1	1,925
Acquisition and transaction costs	—	—	928	928
Fair value adjustments of equity instruments	—	—	(1,418)	(1,418)
Stock-based compensation	798	381	895	2,074
Adjusted EBITDA	$20,065	$106	$(3,212)	$16,959
Adjusted EBITDA Margin	28.0%	1.3%	n/m	21.3%
n/m = not meaningful

	Nine Months Ended October 2, 2026
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$176,803	$25,165	$—	$201,968

Income (loss) from continuing operations	$27,235	$(1,749)	$(22,021)	$3,465
Income (loss) from continuing operations %	15.4%	(7.0)%	n/m	1.7%

Adjustments to income (loss) from continuing operations:
Income tax provision	$—	$4	$6,460	$6,464
Interest expense (income), net(1)	1,821	249	(815)	1,255
Depreciation and amortization	4,872	828	4	5,704
Corporate costs associated with the IPO(2)	108	—	1,188	1,296
Acquisition and transaction costs	—	—	1,038	1,038
Fair value adjustments of equity instruments	—	—	(4,713)	(4,713)
Stock-based compensation (3)	4,806	569	11,497	16,872
Other(4)	166	149	—	315
Adjusted EBITDA	$39,008	$50	$(7,362)	$31,696
Adjusted EBITDA Margin	22.1%	0.2%	n/m	15.7%
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
(3)Stock-based compensation includes expenses associated with restricted stock grants made in support of the IPO and the Reorganization. In the three and nine months ended October 2, 2026, the Company expensed $2.1 million and $16.9 million, respectively, of which $4.1 million was settled in cash in association with stock appreciation rights.
(4)Other includes restructuring and severance costs associated with a reorganization at our CMC division as well as Germany retention costs.
The following tables summarize our reconciliation of income (loss) from continuing operations to Adjusted EBITDA from Continuing Operations and our Adjusted EBITDA Margin from Continuing Operations for the three and nine month periods ended September 30, 2025 for our divisions, with discontinued operations excluded from the results of continuing operations (in thousands, except percentages):

	Three Months Ended September 30, 2025
($ in thousands)	CMC	EMP	Corporate & Other	Total
Revenue	$43,454	$7,670	$—	$51,124

Income (loss) from continuing operations	$3,856	$321	$(1,755)	$2,422
Income (loss) from continuing operations %	8.9%	4.2%	n/m	4.7%

Adjustments to income (loss) from continuing operations:
Interest expense, net(1)	886	150	21	1,057
Depreciation and amortization	1,347	277	—	1,624
Corporate costs associated with the IPO(2)	—	—	983	983
Acquisition and transaction costs	—	—	90	90
Stock-based compensation	382	—	45	427
Other (3)	791	—	—	791
Adjusted EBITDA	$7,262	$748	$(616)	$7,394
Adjusted EBITDA Margin	16.7%	9.8%	n/m	14.5%
n/m = not meaningful

	Nine Months Ended September 30, 2025
($ in thousands)	CMC	EMP		Corporate & Other	Total
Revenue	$124,272	$22,369		$—	$146,641

Income (loss) from continuing operations	$8,860	$910		$(3,365)	$6,405
Income (loss) from continuing operations %	7.1%	4.1%		n/m	4.4%

Adjustments to income (loss) from continuing operations:
Interest expense, net (1)	2,599	445		109	3,153
Depreciation and amortization	3,995	844		—	4,839
Corporate costs associated with the IPO(2)	—	—	—	1,221	1,221
Acquisition and transaction costs	—	—		246	246
Stock-based compensation	765	—		45	810
Other(3)	791	—		—	791
Adjusted EBITDA	$17,010	$2,199		$(1,744)	$17,465
Adjusted EBITDA Margin	13.7%	9.8%		n/m	11.9%
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

(3)Other includes restructuring and severance costs associated with a reorganization at our CMC division as well as Germany retention costs and certain non-recurring costs associated with a utility failure at our CMC facility in Euclid, Ohio.
(4)Beginning with the three and nine-months ending October 2, 2026, fair value adjustments of equity investments are now excluded from Adjusted EBITDA. Prior reported Adjusted EBITDA for the three and six months ending April 3, 2026 and July 3, 2026 included the fair value adjustments.

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
•Adjusted EBITDA. We define Adjusted EBITDA as our net income plus interest expense, income taxes, depreciation and amortization, and, as applicable for each period, stock-based compensation expense. Adjusted EBITDA also excludes certain non-recurring costs such as the costs associated with the IPO, certain acquisition and transaction costs, severance and restructuring costs, fair value adjustments to equity investments, and other non-recurring costs. Prior to the three months ending October 2, 2026, fair value adjustments to equity investments were not excluded due to the nature of a single investment into a critical tungsten supply chain partner EQ Resources as a hedge to tungsten material pricing. Contemplating the September 2026 equity subscription agreements into Masan and Blue Moon, and the contemplated joint venture agreement with Blue Moon and EQ Resources, the nature of our equity investments have changed, and we believe it’s best to exclude all equity investment adjustments to preserve comparability of underlying operations to investors.

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
Stock-Based Compensation Expense
We record stock-based compensation expense for stock-based awards issued to our employees based on our estimate of the fair value of the stock-based awards at the grant date. We estimate the fair value of our stock-based awards based on the fair value of our common stock. See “Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation” within our unaudited consolidated financial statements as of October 2, 2026 and for the three and nine month periods ended October 2, 2026, and September 30, 2025, respectively, included elsewhere in this Report.
For stock-based awards that include a service-based vesting condition, we recognize the expense ratably over the requisite service period. For stock-based awards that include a performance-based vesting condition, we recognize the expense when it is probable that the performance-based vesting condition will be satisfied and the award has satisfied other vesting conditions, if any. Forfeitures are recognized as they are incurred. Refer to “— Critical Accounting Policies and Significant Judgments and Estimates — Common Stock Valuations” below for additional detail on the valuation methodology to determine the fair value of our common stock.
Common Stock Valuations
Prior to the completion of our initial public offering, there was no public market for our common stock. As such, the estimated fair value of our equity was determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date and upon a review of any recent events and their potential impact on the estimated per share fair value of our common stock. As part of these fair value determinations, our board of directors obtained and considered valuation reports prepared by an independent third-party valuation specialist in accordance with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The value of our common stock was estimated using income and market valuation approaches. The assumptions underlying these valuations included projected future revenue and cash flows, discount rates, market multiples, selection of comparable companies, the lack of marketability of our common stock and probability of possible future events and represented our best estimates at the time they were made, which involves inherent uncertainty and the application of judgment. Changes to the key assumptions and estimates used in the valuations could have resulted in materially different fair values of our common stock at each valuation date.

Following the closing of our initial public offering, it was no longer necessary for our board of directors to estimate the fair value of our common stock in connection with the accounting for stock-based awards we grant, as the fair value of our common stock is determined based on the closing price of our common stock as reported on the date of grant.

Valuation of Forward Instruments

We measure forward instruments at fair value at each reporting date, with changes in fair value recognized in earnings. See Note 2 — Summary of Significant Accounting Policies and Note 15 —Blue Moon Metals Inc. Transactions within our unaudited consolidated financial statements as of October 2, 2026 and for the three and nine month periods ended October 2, 2026, and September 30, 2025, respectively, included elsewhere in this Report.

The Forward was measured as a single instrument comprised of common shares and warrants, net of the aggregate subscription price payable at closing. Fair value for the underlying BM Shares was determined using the quoted closing price of third-party common shares in an active market, multiplied by the quantity to be received, less the aggregate subscription price. The fair value of the underlying Blue Moon Warrants is estimated using a Black-Scholes option pricing model with observable inputs, including the quoted price and volatility of third-party common shares and the risk-free rate.

The forward instrument to purchase the common shares under the Masan SHA (the “Masan Forward”), outstanding from September 23, 2026 until the settlement, was measured as the excess of the quoted closing price of the common share underlying the Masan SHA, translated at the period-end VND/USD rate, over the purchase price. The measurement of the Masan Forward relies on a quoted price in an active market and a contractual purchase price, it does not require a valuation model or significant unobservable inputs.

Valuation and Classification of Equity-Classified Instruments

We evaluate warrants, rights and other instruments issued in connection with financing and other transactions including the DoW Penny Warrants and the TEG Warrants, to determine whether they are classified as liabilities or in equity, and we measure those classified in equity at fair value at issuance. Equity-classified instruments are not remeasured after issuance. Proceeds from transactions in which multiple instruments are issued are allocated among the instruments on a relative fair value basis. See Note 14 — DoW Investment Agreement and Related Transactions and Note 15 — Blue Moon Metals Inc. Transactions within our unaudited condensed consolidated financial statements.

We estimate the fair value of the DoW Warrants, the Tranche Right, the TEG Warrants, and the Class A Preferred Stock using a combination of the Monte Carlo simulation model and an implied (back-to-solve) approach. Inputs include the fair value of our common stock, discount rate, expected volatility, expected term, the risk-free interest rate, and the probability and timing of exercise. Significant judgment is used to estimate these inputs, particularly volatility, the discount rate, and the probability and timing of exercise. If our conclusions on classification change, or the estimates change, we may be required to remeasure certain instruments at fair value through earnings or to change the amount of accretion, subject to judgment and estimation.

Recent Accounting Pronouncements
See “Note 3 — Recently Adopted and Recently Issued Accounting Pronouncements” within our unaudited consolidated financial statements as of October 2, 2026 and for the three and nine month periods ended October 2, 2026 and September 30, 2025, respectively, included elsewhere in this Report for any recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Liquidity and Capital Resources
As of October 2, 2026, we had $105.7 million in cash, $124.7 million in restricted cash, $6.6 million in marketable securities, and approximately $18.1 million in available debt facility capacity. As of December 31, 2025, our continuing operations had $1.8 million in cash, $0.2 million in marketable securities, and $26.1 million in available debt capacity.
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

Indebtedness
The following table summarizes our indebtedness, excluding forgivable loans, as of October 2, 2026:

($ in thousands)	October 2, 2026
Line of Credit Facilities:
Wells Fargo Line of Credit	$27,377
Auburn Savings Loan	766
Term Loans:
Wells Fargo Term Loan	6,281
First BankProv Term Note	1,369
United Federal Credit Union Note	678
Other Equipment Loans	31
Total Indebtedness	$36,502

The following provides additional details on our material indebtedness, excluding the Other Equipment Loans, Symphony Line of Credit and Symphony Term Loans (see Note 12 — Debt within the notes to our unaudited consolidated financial statements included elsewhere in this Report for details on those loans), as of October 2, 2026:

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
As of October 2, 2026 and December 31, 2025, outstanding borrowings under the Wells Fargo LOC were approximately $27.4 million and $20.5 million, respectively. As of October 2, 2026 and December 31, 2025, the applicable interest rates were 7.75% and 5.92%, respectively, on the $27.4 million and $10.0 million outstanding as of each period and 0.00% and 7.75% on the remaining outstanding amount of approximately $0.0 million and $10.5 million as of October 2, 2026 and December 31, 2025, respectively. The Wells Fargo LOC consists of two different borrowing tranches with different applicable rates, and therefore there may be multiple rates for the same period, depending on the overall outstanding balance. As of October 2, 2026, availability to borrow under the Wells Fargo LOC was approximately $12.5 million. The Wells Fargo LOC matures on November 6, 2028.

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
Domestic March 2020 Line of Credit
On March 2, 2020, Microwave Techniques entered into a $3.0 million demand line of credit with BankProv (formerly known as The Provident Bank and now known as Needham Bank after its merger in November 2025) (the “Domestic March 2020 Line of Credit”) to finance domestic receivables and inventory. Amounts under the Domestic March 2020 Line of Credit are secured by certain assets of Microwave Techniques and are guaranteed by Microwave Techniques. The Domestic March 2020 Line of Credit accrued interest monthly based on a floating rate equal to the prime rate as reported in the Wall Street Journal, which was equal to 7.00% as of October 2, 2026 and December 31, 2025.
The Domestic March 2020 Line of Credit was originally set to expire in February 2025. On January 30, 2025, Microwave Techniques entered into an amendment to the Domestic March 2020 Line of Credit, increasing the Domestic

March 2020 Line of Credit from $3.0 million to $4.0 million and extending the maturity date from February 2025 to February 2026. On January 30, 2026, Microwave Techniques entered into a second amendment, which further extended the maturity date from February 2026 to April 2, 2026. All other key terms of the original Domestic March 2020 Line of Credit agreement remained consistent.

On March 31, 2026, we entered into a third amendment of the Domestic March 2020 Line of Credit to remove the stated maturity. Following the third amendment, the Domestic March 2020 Line of Credit is due on demand.
As of October 2, 2026, the entire balance of the Domestic March 2020 Line of Credit was repaid and there was no outstanding balance. As of December 31, 2025, the outstanding balance was approximately $3.3 million. As of October 2, 2026, availability to borrow under the Domestic March 2020 Line of Credit was the full principal sum of up to $4.0 million.
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
As of December 31, 2025, the outstanding principal balance of the CEO Line of Credit was approximately $1.8 million. The CEO Line of Credit was subject to customary conditions, including events of default, which we were in compliance with as of the date of repayment.
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
As of October 2, 2026 and December 31, 2025, there was $0.8 million of outstanding borrowings under the Auburn Savings Loan. As of October 2, 2026, there was no availability to borrow under the Auburn Savings Loan, as the principal amount was borrowed.
The obligations under the Auburn Savings Loan are secured by a lien on certain real estate assets and guaranteed by consolidated subsidiary. In addition, the Auburn Savings Loan is subject to customary conditions, including events of default, of which we were in compliance with as of the date of this Report. The Auburn Savings Loan will be converted to a term loan at the completion of the related construction.
Foreign March 2020 Line of Credit
On March 2, 2020, Microwave Techniques entered into a $1.0 million demand line of credit with BankProv (the “Foreign March 2020 Line of Credit”) to finance foreign receivables. Amounts under the Foreign March 2020 Line of Credit were secured by certain assets of a consolidated subsidiary and were guaranteed by a consolidated subsidiary. The Foreign March 2020 Line of Credit accrued interest monthly based on a floating rate equal to the prime rate as reported in the Wall Street Journal, which was 7.00% as of October 2, 2026 and December 31, 2025. As of October 2, 2026, the entire balance was repaid and there was no outstanding balance. As of December 31, 2025, the outstanding balance was $0.2 million. As of October 2, 2026, the availability to borrow under the Foreign March 2020 Line of Credit was the full principal of $1.0 million.
On January 30, 2025, and on January 30, 2026, we entered into two separate amendments to the Foreign March 2020 Line of Credit. The first amendment entered into during January 2025 extended the maturity date from February 2025 to February 2026, which was subsequently extended to April 2026 as executed under the second amendment entered into during January 2026.

On March 31, 2026, we entered into an additional amendment of the Foreign March 2020 Line of Credit to remove the stated maturity. Following this amendment, the Foreign March 2020 Line of Credit is due on demand.
Microwave Techniques was required to pay customary fees associated with the credit facility, including commitment and administrative fees. The Foreign March 2020 Line of Credit contained customary conditions on events of default and financial covenants, including leverage ratio requirements, which we were in compliance with as of the date of this Report.
Auburn Savings LOC
On April 14, 2025, Elmet Tech entered into a $0.6 million line of credit facility with Auburn Savings Bank pursuant to a Demand Commercial Line of Credit Agreement (the “Auburn Savings LOC”). The Auburn Savings LOC accrues interest monthly at the prime rate as published by The Wall Street Journal plus 0.50%. The effective interest rate as of October 2, 2026 and December 31, 2025 was 7.50%.
As of October 2, 2026, there were no outstanding balance owed and the amount available to borrow under the Auburn Savings LOC was the full principal of $0.6 million. As of December 31, 2025, the outstanding borrowings were $0.1 million. The Auburn Savings LOC does not have a maturity date but is due on demand at Auburn Savings Bank’s discretion or upon an event of default as defined in the Auburn Savings LOC.
The obligations under the Auburn Savings LOC are secured by a lien on certain real estate assets and guaranteed by Poly Labs Solar LLC. In addition, the Auburn Savings LOC is subject to customary conditions, including events of default, which we were in compliance with as of the date of this repayment.
Term Loans
Great Falls Term Loan
On November 6, 2023, Elmet Tech entered into a secured $20.0 million term note with Great Falls Property, LLC (the “Great Falls Term Loan”), which is owned by George Schott, one of our principal stockholders. The Great Falls Term Loan accrued interest monthly based on a floating rate equal to the prime rate as reported by the Wall Street Journal plus a spread of 1.00%, with a floor of 9.50%. As of December 31, 2025, approximately $15.0 million was outstanding under the Great Falls Term Loan. The maturity date of the Great Falls Term Loan was November 6, 2028; however, on April 28, 2026, the Great Falls Term Loan was repaid in full with proceeds from the IPO.
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
Wells Fargo Term Loan
On November 6, 2023, Elmet Tech entered into a secured $8.7 million term loan with Wells Fargo Bank pursuant to an Amended and Restated Credit Agreement (the “Wells Fargo Term Loan”). The Wells Fargo Term Loan accrues interest monthly based on a floating rate, as defined by the lender, and is subject to periodic adjustments based on prevailing market conditions. Under the Wells Fargo Term Loan, we make payments of principal monthly. During the year ended December 31, 2024, we modified the Wells Fargo Term Loan and borrowed an additional $2.0 million.
As of October 2, 2026 and December 31, 2025, the outstanding balance under the Wells Fargo Term Loan was approximately $6.3 million and $7.7 million, respectively. As of October 2, 2026 and December 31, 2025, the applicable interest rates were 6.44% and 6.62%, respectively, on the portion of outstanding principal entered into during November 2023, and 8.75% and 8.50%, respectively, on the $2.0 million incremental borrowings entered into during December 2024. During the nine months ended October 2, 2026 and September 30, 2025, the Company made aggregate principal repayments of $1.4 million and $1.2 million, respectively. The Wells Fargo Term Loan matures on November 6, 2028.
The Wells Fargo Term Loan contains customary conditions regarding our borrowing, including events of default and covenants. Covenants include restrictions on certain consolidated subsidiaries’ ability to incur indebtedness, grant liens, dispose of assets, make investments, bail or consign inventory or engage in transactions with affiliates (each such restriction subject to certain exceptions), and require us to maintain a consolidated Fixed Charge Coverage Ratio (as such term is defined in the Wells Fargo Credit Agreement) of not less than 1.05 to 1.00, as measured on a month-end basis. The obligations under the Wells Fargo Term Note are secured by substantially all of the assets of a consolidated subsidiary. We were in compliance with all covenants as of the date of this Report.
First BankProv Term Note
On March 2, 2020, a consolidated subsidiary entered into a secured $6.5 million term note with BankProv (the “First BankProv Term Note”). Amounts under the First BankProv Term Note are secured by certain assets of the consolidated subsidiary and are guaranteed by the consolidated subsidiary. The First BankProv Term Note accrued monthly interest at 4.79% until March 31, 2026, and accrues at a fixed 6.50% thereafter. As of October 2, 2026 and December 31, 2025, the outstanding balance of the First BankProv Term Note was approximately $1.4 million and $1.7 million, respectively.

On March 31, 2026, we amended the First BankProv Term Note to extend the maturity date from March 2, 2027 to March 1, 2033. In connection with the amendment, the interest rate increased to a fixed rate of 6.50% and the repayment schedule was amended, whereby we are required to make interest-only payments for a period of twelve months commencing April 1, 2026, followed by principal payments over a six-year amortization period.

The First BankProv Term Note contains conditions on the consolidated subsidiary’s borrowing, including events of default and covenants. Covenants include restrictions on the consolidated subsidiary’s ability to incur indebtedness, grant liens, dispose of assets, make investments or loans, and strategic transactions (each such restriction subject to certain exceptions), and require the consolidated subsidiaries to maintain several financial covenants, including a leverage ratio. We were in compliance with all obligations under the First BankProv Term Note as of the date of this Report.

United Federal Credit Union Note
On September 23, 2024, Elmet Tech entered into a secured $1.6 million term note with United Federal Credit Union (the “United Federal Credit Union Note”). Amounts under the United Federal Credit Union Note are secured by a solar project at Elmet Coldwater LLC, which now serves as a real estate holding company for properties used by our CMC division. The United Federal Credit Union Note accrues monthly interest based on a stated interest rate of 9.00% and principal payments began in March 2025. As of October 2, 2026 and December 31, 2025, the outstanding balance under the United Federal Credit Union Note was $0.7 million and $1.1 million, respectively. The United Federal Credit Union Note has a maturity date of September 10, 2027.
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
AAI Note
On January 2, 2026, in connection with the Reorganization, we entered into a $2.4 million promissory note (the “AAI Note”) with AAI, which is controlled by our CEO, related to outstanding obligations between us and AAI. The AAI Note was due and payable on the earlier of demand or January 1, 2027, and accrued interest at a rate of 6.00% per annum. As of October 2, 2026, the balance was paid in full and the note was terminated.
Poly Labs Note Payable (Due to Poly Labs)
Following our distribution of Poly Labs (see Note 5 — Discontinued Operations within the notes to our unaudited consolidated financial statements included elsewhere in this Report), AAI had an outstanding note payable owed to Poly Labs of approximately $1.7 million (the “Poly Labs Note Payable”). Prior to the distribution of Poly Labs, the Poly Labs

Note Payable was eliminated in consolidation. The Poly Labs Note Payable accrued interest monthly based on a stated interest rate of 10.00% and had a maturity date of January 31, 2026. As of December 31, 2025, the outstanding balance under the Poly Labs Note Payable was $0.5 million. On January 19, 2026, the Poly Labs Note Payable was repaid in full and terminated.

October 2023 Term Loans

On October 6, 2023, we entered into two separate unsecured term loans with investors of AAI, with aggregate gross proceeds of approximately $0.5 million (the “October 2023 Term Loans”). The October 2023 Term Loans accrued interest monthly based on a stated fixed interest rate of 8.00%. In April 2025, AAI amended one of the October 2023 Term Loans to add a conversion feature to enable the holder to convert the outstanding principal and accrued interest into membership units of AAI upon certain liquidity events, including an initial public offering. On December 29, 2025, the holder of this October 2023 Term Loan waived his right to convert the term loan into AAI membership units. The maturity dates of the October 2023 Term Loans ranged from October 2026 to October 2027. As of December 31, 2025, approximately $0.5 million was outstanding related to the October 2023 Term Loans. In connection with the Reorganization, the October 2023 Term Loans were repaid in full, terminated and replaced by the AAI Note.

Cash Flows
The following table summarizes our consolidated cash flows from continuing operations for the nine months ended:

	Nine Months Ended
($ in thousands)	October 2, 2026	September 30, 2025
Net cash (used in) provided by operating activities from continuing operations	$(60,727)	$1,422
Net cash used in investing activities from continuing operations	(6,255)	(5,872)
Net cash provided by financing activities from continuing operations	295,719	1,858
Effects of exchange rate changes on cash from continuing operations	(72)	98
Net change in cash and restricted cash from continuing operations	$228,665	$(2,494)

Operating Activities
Net cash used in operating activities from continuing operations was $60.7 million for the nine months ended October 2, 2026, driven primarily by changes in net working capital of $84.3 million, partially offset by net income from continuing operations of $3.5 million and non-cash adjustments to income from continuing operations of $20.1 million. The change in net working capital was a result of an $85.5 million increase in inventories, a net cash outflow of $5.8 million related to the timing of billing and cash receipts from customers, an increase of $4.5 million in prepaid expenses and other current assets, and a net cash outflow of $0.9 million from changes in other operating assets and liabilities, partially offset by an increase in accounts payable of $4.7 million, and an increase in accrued expenses and other current liabilities of $7.7 million. Non-cash adjustments to income from continuing operations primarily consisted of stock-based compensation expense of $12.8 million, deferred income taxes of $3.1 million, an unrealized loss on forward instruments of $0.2 million, depreciation and amortization expense of $5.7 million, provision for excess and obsolete inventories of $2.4 million, non-cash operating lease expense of $0.7 million, and provision for credit losses of approximately $0.1 million, partially offset by a $2.2 million unrealized gain on fair market value of derivative assets, and a $2.7 million unrealized gain on marketable securities.

Net cash provided by operating activities from continuing operations was $1.4 million for the nine months ended September 30, 2025, driven primarily by net income from continuing operations of $6.4 million and non-cash adjustments to income from continuing operations of $7.2 million, partially offset by changes in net working capital of $12.2 million. The change in net working capital was a result of a $13.0 million increase in inventories, a decrease in accrued expenses and other current liabilities of $2.4 million, an increase of $1.2 million in prepaid expenses and other current assets, and a net cash outflow of $0.7 million from changes in other operating assets and liabilities, partially offset by a net cash inflow of $1.7 million related to the timing of billing and cash receipts from customers, and an increase in accounts payable of $3.4 million,. Non-cash adjustments to income from continuing operations primarily consisted of depreciation and amortization expense of $4.8 million, stock-based compensation expense of $0.8 million, non-cash lease expense of $0.7 million, provision for excess and obsolete inventories of $0.5 million, provision for credit losses of approximately $0.1 million, and other non-cash adjustments of $0.3 million.

Net cash used in investing activities from continuing operations was $6.3 million for the nine months ended October 2, 2026, driven primarily by purchases of marketable securities of $1.4 million and purchases of property, plant and equipment of $8.9 million, which were partially offset by $4.0 million of cash received from government grants related to capital projects.

Net cash used in investing activities from continuing operations was $5.9 million for the nine months ended September 30, 2025, driven primarily by purchases of property, plant and equipment of $9.4 million, which were partially offset by $3.5 million of cash received from government grants related to capital projects.
Financing Activities
Net cash provided by financing activities from continuing operations was $295.7 million for the nine months ended October 2, 2026, driven primarily by proceeds from initial public offering of $125.4 million, gross proceeds from the DoW Transactions of $200.0 million, and proceeds from revolving credit facility of $177.7 million, partially offset by payments of principal on revolving credit facilities of $174.5 million, payments of principal on long-term debt – related party of $17.3 million, employee taxes paid on shares for tax-withholding purposes of $4.4 million, DoW Transactions capitalized costs of $6.9 million, payments on principal on long-term debt of $2.4 million, net payments of principal on revolving credit facilities - related party of $1.8 million, and net cash outflows from other financing activities of $0.1 million.
Net cash provided by financing activities from continuing operations was $1.9 million for the nine months ended September 30, 2025, driven primarily by proceeds from revolving credit facility of $15.5 million, partially offset by cash distributions paid to stockholders of $6.8 million, principal payments on long-term debt of $5.3 million, and net payments of principal on revolving credit facilities - related party of $1.4 million.
Material Cash Commitments
Our material future cash commitments are to fund the OSRAM Acquisition, as described elsewhere in this Report, fund the Springer Transaction, as described elsewhere in this Report, fund the Masan SHA, as described elsewhere in this Report, repay our current indebtedness obligations, as described above, and make payments under leases for our facilities. We have operating leases for our manufacturing facilities with lease terms that expire between November 2026 and February 2037. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term due to uncertainty. For more information on our leases, see Note 10 — Leases within our unaudited consolidated financial statements included elsewhere in this Report.

The following table summarizes our material cash commitments as of October 2, 2026 (in thousands):

Fiscal Year,	Leases	Indebtedness	Masan SHA	Blue Moon Equity Subscription	Total
Remaining 2026	$565	$421	$124,710	$24,655	$150,351
2027	2,254	2,327	0	—	4,581
2028	2,253	32,006	0	—	34,259
2029	2,028	237	0	—	2,265
2030	1,790	253	0	—	2,043
Thereafter	10,667	1,258	0	—	11,925
Total	$19,557	$36,502	$124,710	$24,655	$205,424

Our material future cash commitments to fund the OSRAM Acquisition, as described elsewhere in this Report, fund the Springer Transaction, as described elsewhere in this Report, repay our current indebtedness obligations, as described above, and make payments under leases for our facilities.

Off-Balance Sheet Arrangements
As of October 2, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.
ITEM 3: Quantitative and Qualitative Disclosure About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
ITEM 4: Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of October 2, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses described below.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in the section entitled “Risk Factors” contained in our Registration Statement on Form S-1 (File No. 333-294725), as amended and supplemented (the “IPO Registration Statement”), and declared effective by the SEC on April 22, 2026.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the IPO Registration Statement.

The purchase price for the OSRAM Acquisition is not currently determinable. The final purchase price we pay at the OSRAM Closing will be determined by a number of factors, some of which, including the price of tungsten, will be outside of our control. The final purchase price may differ from our pre-OSRAM Closing expectations, which if the difference is significant, could materially affect our financial results.

The final purchase price we pay for the OSRAM Acquisition will not be determined until the OSRAM Closing and will be determined in accordance with a purchase price formulation detailed in the Purchase Agreement, which includes factors outside of our control. For example, part of the value that will be ascribed to the OSRAM Business at the OSRAM Closing is the current inventory of the OSRAM Business, which includes significant amounts of APT, molybdenum powder, work in process and finished goods that will be valued at prevailing market prices. The international tungsten market has seen significant volatility in recent years, with prices surging from $330 per metric ton unit on January 1, 2025, to over $3,132 per metric ton unit on July 3, 2026, an increase of over 949%. If the price of tungsten were to significantly increase, or the value of any of the factors of the purchase price formulation were to significantly change between the date hereof and the OSRAM Closing, it could result in a significant increase in the purchase price for the OSRAM Acquisition. If the purchase price for the OSRAM Acquisition were to significantly increase above our current expectations, among other things, the OSRAM Acquisition may become economically unviable, forcing us to abandon the OSRAM Acquisition and potentially pay liquidated damages to OSRAM, or, if we consummate the transaction it may take us longer than anticipated to obtain the anticipated benefits from the OSRAM Acquisition, if we are able to obtain a benefit at all. Whether the OSRAM Acquisition is consummated or abandoned, any significant increase to the purchase price for the OSRAM Acquisition could have a material adverse impact on our business, liquidity position, financial condition and results of operations. See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

While we have executed the DoW Transaction Documents with the DoW and received funding thereunder, there can be no assurances that the authorization of and continued support for the transactions contemplated by the DoW Transaction Documents will not be modified, challenged or impaired in the future, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The DoW Transaction Documents contain representations by the DoW regarding its authority to enter into the DoW Transaction Documents and the availability of funds for the Initial Closing Date. Those representations were made solely for purposes of the Investment Agreement and should not be construed as a legal opinion, a representation by any other U.S. Government entity, or an endorsement of the Company, its securities, or its projects. The parties’ respective obligations under the DoW Transaction Documents are subject to the terms of those agreements and applicable law. A dispute or legal or administrative challenge concerning the interpretation, validity, enforceability, or performance of the DoW Transaction Documents could materially adversely affect our business, prospects, financial condition and results of operations. No U.S. Government entity other than the DoW is a party to, or assumes obligations under, the DoW Transaction Documents. The DoW Transaction Documents contain affirmative covenants requiring us to take certain actions and negative covenants restricting us from taking certain actions. A failure by us to comply with those covenants could constitute an event of default under the DoW Transaction Documents. In that event, subject to the applicable terms of the DoW Transaction Documents, the DoW may exercise the remedies provided therein, which may include termination of one or more of the DoW Transaction Documents and redemption of the Class A Preferred Stock, any of which could materially adversely affect our business, results of operations and financial position.

The DoW Transaction Documents require us to make substantial investments in and commitments to specific aspects of our business, including, among others, the Springer Transactions. We received $200 million at the Initial Closing Date and expect to rely in part on the additional funding commitment provided for in the Investment Agreement to implement certain planned projects and its related business strategy. The Investment Agreement contemplates up to $250 million of additional preferred stock purchases during specified funding periods following the Initial Closing Date, subject to our exercise of our funding rights and the satisfaction or waiver of applicable closing conditions. Those conditions include, among other things, continuing congressional authorization or reauthorization for the contemplated investments and the availability of appropriations. If the subsequent closing does not occur when expected, including because applicable conditions are not satisfied or waived, we may need to seek alternate financing or modify the timing, scope, or sequencing of its planned projects. There can be no assurance that alternative financing would be available on acceptable terms, in a timely manner or at all. If we cannot obtain alternate financing when needed, it may be required to reduce costs, or delay, cancel, or scale back development projects. Further, historically, market prices for critical materials, such as tungsten, and their downstream products have been subject to a high degree of volatility. Because many of our products may be designed to satisfy DoW specifications and requirements, our products may not find customers in the commercial marketplace, and our profitability may be materially adversely impacted if we are unable to identify alternative sales channels, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

Our operations are subject to extensive federal, state, local and other regulatory requirements. If applicable laws or regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations. Our obligations under, and the performance or termination of, the DoW Transaction Documents may affect our operations and strategic plans. The DoW Transaction Documents do not assure us of access to sources of supply, the receipt of permits and approvals, or action or assistance by any government entity except as expressly provided therein. We remain responsible for obtaining all permits, approvals, supply arrangements, and authorizations required for our operations and projects. A modification, termination or failure of performance under one or more of the DoW Transaction Documents could adversely affect our business, financial condition, and results of operations, and any remedies available to us would be subject to the applicable agreements and applicable law.

In addition, our performance under the DoW Transaction Documents may subject us to additional contractual and compliance requirements that could constrain our future business or otherwise adversely affect our financial results. We may be subject to heightened scrutiny of our business activities with both government and non-government customers, government audits, investigations, congressional scrutiny, inquiries about conflicts of interest, civil or criminal enforcement by the Department of Justice (including actions under the False Claims Act), exclusion or limitation on future government-funded opportunities, suspension, debarment, and other administrative remedies. See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Department of War Transaction.”

An event of default or Liquidation Event under the DoW Transaction Documents could require us to redeem all, or a portion of, the outstanding Class A Preferred Stock, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Upon the occurrence of an event of default or Liquidation Event under the DoW Transaction Documents, each of the holders of Class A Preferred Stock may, in its sole discretion, require us to redeem all, or any portion, of its outstanding shares of Class A Preferred Stock in accordance with the terms of the Class A Certificate of Designations. Any such redemption obligation could require us to use a significant portion of our available cash or obtain additional financing, which may not be available on favorable terms or at all. If we fail to pay the applicable redemption price when due, such failure will constitute an event of default under the DoW Transaction Documents. The resulting reduction in our liquidity and available capital, or an event of default under the DoW Transaction Documents, could materially adversely affect our ability to fund our operations and meet our other obligations and could have a material adverse effect on our business, financial condition and results of operations. See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Department of War Transaction.”

The DoW Transaction Documents contain affirmative and negative covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and therefore could have a material adverse effect on our business, prospects, financial condition, or results of operations.

The DoW Transaction Documents contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, (i) own or hold valid licensed rights to use all intellectual property and technology material to the Projects; (ii) maintain, prosecute and defend all material registrations and applications included in the intellectual property material to the Projects, and use commercially reasonable efforts to preserve the confidentiality of all material trade secrets and know-how included in the intellectual property material to the Projects; and (iii) comply in all material respects with all applicable export control and technology-transfer laws. The negative covenants in the DoW Transaction Documents restrict us with respect to, among other things, (i) authorize, create or issue any additional equity securities, or any securities convertible into or exercisable for any equity securities, of the Company having rights, preferences or privileges senior to, or in parity with the Class A Preferred Stock; (ii) change the authorized number of directors of the Board of Directors (or the number of votes provided to each director); (iii) enter into any transactions with an affiliate of the Company pursuant to which the Company shall make any payment, sell, lease, transfer, or dispose of any of this properties or assets to, or purchase any property or assets from, or enter or amend any transaction or arrangement with, or for the benefit of, such affiliate of the Company involving aggregate value in excess of $120,000; (iv) knowingly issuing common stock to Restricted Entities (as defined in the Investor Rights Agreement) and person(s) from foreign jurisdictions other than certain permitted jurisdictions; (v) being owned or controlled by, transferring property to, or otherwise doing business with any Restricted Entity in violation of applicable law, subject to specified exceptions; and (vi) making any Restricted Payments (as defined in the Investor Rights Agreement).

Compliance with the affirmative and negative covenants contained in the DoW Transaction Documents could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the DoW Transaction Documents, our ability to execute our long-term strategy could be materially adversely affected, which could in turn have a material adverse effect on our business, prospects, financial condition, or results of operations. See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Department of War Transaction.”

The exercise of the DoW Penny Warrant and DoW Strike Price Warrant into shares of Common Stock would dilute the ownership position of existing common stockholders, and the subsequent sale of a substantial number of such shares of Common Stock in the public market, or the perception of such sales, could cause our stock price to decline.

The shares of common stock into which the DoW Penny Warrant and DoW Strike Price Warrant are initially exercisable collectively represent 24.84% of our issued and outstanding common stock as of the Initial Closing Date, without giving effect to the issuance of such shares. The DoW Penny Warrant and DoW Strike Price Warrant are exercisable at any time and from time to time after the date that is twelve (12) months after the Initial Closing Date, and the initial exercise prices of the DoW Penny Warrant and DoW Strike Price Warrant are equal to $0.001 and $15.92, respectively. At any time after the three-year anniversary of the Initial Closing Date, if the VWAP of our common stock exceeds 400% of the exercise price of the DoW Strike Price Warrant for 20 consecutive trading days, the DoW Warrants will be subject to a mandatory exercise, on a cashless basis, provided, that, we provide 20 calendar days’ prior notice, allowing the holders of the DoW Warrants to exercise for cash. Any portion of the DoW Warrants that remains unexercised upon their expiration shall be automatically exercised by means of a “cashless” exercise as set forth in the DoW Warrants. As such, existing common stockholders may experience substantial dilution of their ownership positions.

Furthermore, the sale of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, including of the shares issuable upon exercise of the DoW Warrants, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Department of War Transaction – DoW Warrants.”

The financial, tax and accounting treatment of the DoW Transactions contemplated by the DoW Transaction Documents remains uncertain and subject to change.

Given both the novelty and complexity of the DoW Transactions, our initial analysis of the financial, tax and accounting implications of its commitments and obligations under the DoW Transaction Documents has not been completed and may take considerable time and require significant attention from management. The accounting for the DoW Transactions is complex and involves significant judgments and estimates. Our conclusions are based on the current contractual terms and facts and may require revision if those terms are modified or relevant facts change. Additionally, no assurance can be provided that this initial assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of providing services and receiving cash flows relating to the DoW Transactions. The DoW Transaction Documents are also highly integrated, and certain of the obligations under each DoW Transaction Document are contingent upon or impacted by the terms and obligations of the others. If one or more of the DoW Transaction Documents, or one or more elements of the DoW Transactions, were to be altered, amended or terminated, management would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to us and the present condition of our business and operations. We are unable to predict, and may not be able to anticipate, either these changes or the impact thereof. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition and results of operations, including, but not limited to, material changes to our financial outlook, recharacterizations, restatements or other modifications of our financial statements or adjustments to previously provided estimates or guidance.

The Springer Transactions will require us to make substantial investments, and we may not realize the anticipated benefits from these investments.

We will be making substantial investments in connection with the Springer Transactions, specifically the JV Entity and the Blue Moon Investment. We may not realize the anticipated strategic, operational or financial benefits of these investments, and the costs required to develop and operate the JV Entity, including but not limited to, the APT Plant, may exceed our expectations. We may also encounter difficulties in managing the JV Entity, aligning the interests of the JV Entity partners, achieving anticipated synergies and efficiencies, and retaining key personnel and business relationships. If the JV Entity and its operations or the Blue Moon Investment do not perform as anticipated, or if we are unable to realize the expected benefits of such investments, our business, financial condition and results of operations could be materially and adversely affected. See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Springer Project.”

We may not realize the anticipated benefits of the DLA Offtake Agreement if it is unable to satisfy contractual requirements, achieve planned production levels, or deliver tungsten ore or concentrate or sodium tungstate in accordance with applicable specifications and timelines.

Our ability to generate revenue and achieve the strategic benefits contemplated by the DLA Offtake Agreement depends on our ability to successfully develop, finance, construct, and operate our production facilities or contract for supply of tungsten ore and concentrate and sodium tungstate to meet contractual requirements, including volume commitments, delivery schedules, quality standards, and other performance obligations. Delays in project execution, permitting, financing, supply chain disruptions, technical challenges, or operational difficulties could impair our ability to fulfill our obligations under the DLA Offtake Agreement and could result in reduced purchases, contractual penalties, termination, or loss of anticipated commercial opportunities with the U.S. government or other industry participants.

The Defense Logistics Agency may modify, suspend, delay, or terminate the DLA Offtake Agreement, and government funding, policy priorities, or procurement decisions may change.

Offtake agreements with U.S. government entities may be subject to federal procurement requirements, appropriations, agency priorities, and contractual provisions that provide the government with certain rights not typically available in commercial agreements. Changes in government policy, legislation, administration priorities, funding availability, national security priorities, or procurement requirements could adversely affect the continuation, timing, scope, or economic terms of the DLA Offtake Agreement. Any reduction, delay, modification, or termination of the agreement could materially impact our expected revenues, business plans, and financial condition.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), including as a result of our investments in Masan and Blue Moon, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% Test”). We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, our investments in Masan, Blue Moon and other strategic relationships could be considered “investment securities” for purposes of the 1940 Act, and if the value of our investments in Masan, Blue Moon or others were to violate the 40% Test, we may inadvertently be deemed an investment company and be forced to divest some of our ownership of Masan, Blue Moon or other companies’ securities. If it were established that we were an unregistered investment company, we could be subject to monetary penalties and injunctive relief in an action brought by the SEC, we could be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)Sales of Unregistered Securities
During the three months ended October 2, 2026, the Company did not conduct any unregistered sales of equity securities other than those previously disclosed in the Current Reports on Form 8-K.

b)Use of Proceeds
On April 24, we consummated our IPO, in which we issued and sold an aggregate of 9,857,141 shares of our common stock, par value $0.001 per share, including 1,285,714 shares of common stock pursuant to the underwriters’ exercise in full of their over-allotment option, at a public offering price of $14.00 per share. We received gross proceeds of approximately $138.0 million and net proceeds of approximately $125.4 million, after deducting underwriter discounts and commissions of $9.7 million and other offering expenses. All shares sold were registered pursuant to our IPO Registration Statement, declared effective by the SEC on April 22, 2026, and the additional Registration Statement on Form S-1 (File No. 333-2945291) (together with the IPO Registration Statement, the “Registration Statements”), filed with the SEC on April 22, 2026, which became immediately effective upon filing pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended. Cantor Fitzgerald & Co. acted as representative of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statements. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Between July 3, 2026 and October 2, 2026, we used proceeds from our IPO of approximately $68.2 million for working capital, treasury management and other corporate requirements.

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
2.1+#
Asset Purchase Agreement, dated September 3, 2026, by and between Elmet Technologies LLC and OSRAM GmbH (incorporated by reference to Exhibit 2.1 of the Company’s Current report on Form 8-K, filed with the SEC on September 8, 2026).

3.1*	Second Amended and Restated Certificate of Incorporation of The Elmet Group Co.
3.2	Amended and Restated Bylaws of The Elmet Group Co. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2026).
4.1	Penny Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).
4.2	Strike Price Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).
4.3	Restricted Entity Compliance Plan (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).
4.4	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2026).
10.1+†#
Investment Agreement, dated September 11, 2026, by and between The Elmet Group Co. and the United States Department of War (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

10.2+
Registration Rights Agreement, dated September 14, 2026, by and between The Elmet Group Co. and the United States Department of War (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

10.3+†#
Investor Rights Agreement, dated September 14, 2026, by and between The Elmet Group Co. and the United States Department of War (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

10.4†
Binding Letter Agreement, dated September 11, 2026, by and among The Elmet Group Co., Blue Moon Metals Inc., Blue Moon (Springer) Inc. and EQ Resources Limited (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

10.5+†
DLA Offtake Agreement, dated September 11, 2026, by and between The Elmet Group Co. and The Defense Logistics Agency (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

10.6
Supplemental Market Capitalization Cash Bonus Award Agreement, dated September 9, 2026, by and between The Elmet Group Co. and Scott Knoll (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2026).

10.7+
Warrant Purchase Agreement, dated September 21, 2026, by and between The Elmet Group Co. and Blue Moon Metals Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2026).

10.8+†#
Share Purchase Agreement, dated September 24, 2026, by and between The Elmet Group Co. and Masan Horizon Company Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 24, 2026).

10.9†
Shareholders’ Agreement, dated September 24, 2026, by and between The Elmet Group Co. and Masan Horizon Company Limited (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 24, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
†	Certain portions of this exhibit (indicated by “[**]”) have been omitted pursuant to Item 601(b)(10)(iv). The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
#	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2026	THE ELMET GROUP CO.

	By:	/s/ Peter V. Anania
Peter V. Anania
Chief Executive Officer and Chairman

	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)